Form 10-K
period 2012-03-31
GREENTECH MINING INTERNATIONAL, INC.
filed 2012-06-26
CIK 1542628

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-54610

GREENTECH MINING INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

(Formerly known as Accelerted Acquisitions XVIII, Inc.)

Delaware	45-450994
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1840 Gateway Drive, Suite 200, Foster City, CA 94404
 (Address of principal executive offices)

(650) 283-2653
(Registrant’s telephone number, including area code)

 Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
 (Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐ (Do not check if a smaller reporting company.)	Smaller Reporting Company ☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of June 26, 2012, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of June 26, 2012 there were 5,000,000 shares of common stock, par value $.0001, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Accelerated Acquisitions I, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Description of Business.

Greentech Mining International, Inc. (formally known as Accelerated Acquisitions XVIII, Inc.) (“we”, “us”, “our”, the "Company" or the "Registrant") was incorporated in the State of Delaware on February 6, 2012. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made  efforts to identify a possible business combination. As a result, the Company has  entered into negotiations with Geentech Mining, Inc. but has not  entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, partnership or merger with, an existing company. The Company selected March 31 as its fiscal year end and in anticipating an agreement with Greentech Mining, Inc amended our articles of incorporation changing the company’s name to Greentech Mining International, Inc effective with the state of Delaware on June 20, 2012 as filed on form 8K June 25, 2012.

The Company is currently considered to be a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s management.  As of this date the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

         (a)           Potential for growth, indicated by new technology, anticipated market expansion or new products;

         (b)           Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

         (c)           Strength and diversity of management, either in place or scheduled for recruitment;

         (d)           Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

         (e)           The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

         (f)            The extent to which the business opportunity can be advanced;

         (g)           The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

         (h)           Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The sole stockholder of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, the Company's sole director may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our management. Our officers and sole director are engaged in outside business activities and anticipates that he will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Description of Property.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial.  The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of June 26, 2012, there was 1 holders of record of the Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”).  The Company has not yet issued any of its preferred stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended March 31, 2012.

On February 6, 2012, the Registrant sold 5,000,000 shares of Common Stock to Accelerated Venture Partners, LLC for an aggregate investment of $2,000.00.  The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

No securities have been issued for services. Neither the Registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and

(ii)	investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Results of Operations

The Company has not conducted any active operations since inception. No revenue has been generated by the Company from February 6, 2012 (Inception) to March 31, 2012.  It is unlikely the Company will have any revenues until it commences operations, the date of such commencement at this time being uncertain. There is no guarantee that the Company will ever commence operations.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to commence operations consistent with its business plan.

 For the period from February 6, 2012 (Inception) through March 31, 2012, the Company had a net loss of $1,800, consisting of professional service fees incurred in relation to the filing of the Company’s registration statement with the U.S. Securities and Exchange Commission.

Liquidity and Capital Resources

The Company has had no operating history nor any revenues or earnings from operations.  The Company has no significant assets or financial resources. The Company has not generated revenues and has no income or cash flows from operations since inception. Registrant has sustained losses to date and will, in all likelihood, continue to sustain expenses without corresponding revenues, at least until the consummation of a business combination.

The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiate with a business entity for the combination of that target company with the Company. Accelerated  a company affiliated with management, will pay all expenses incurred by the Company until a business combination is effected, without repayment although no loan agreement or other contract has been entered into regarding such payment by Accelerated.

The Company anticipates that during the 12 months following the date of this registration statement, it will incur costs related to (i) filing reports as required by the Securities Exchange Acct of 1934, including accounting fee and (ii) payment of annual corporate fees.  It is anticipated that such expenses will not exceed $5,000 based on experience with blank check companies. Although, Accelerated has not set a limit on the amount of expenses it will pay on behalf of the Company.

As of March 31, 2012, the Company had a total of $200 in assets and no liabilities.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities from February 6, 2012 (Inception) through March 31, 2012.

From Inception (February 6, 2012) through March 31, 2012
Net Cash (Used in) Operating Activities	$(1,800)
Net Cash (Used in) Investing Activities	-
Net Cash Provided by Financing Activities	$2,000
Net Increase (Decrease) in Cash and Cash Equivalents	$(1,800)

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Seasonality

Our operating results are not affected by seasonality.

Inflation

Our business and operating results are not affected in any material way by inflation.

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The nature of our business generally does not call for the preparation or use of estimates. Due to the fact that the Company does not have any operating business, we do not believe that we do not have any such critical accounting policies.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.  Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

GREENTECH MINING INTERNATIONAL, INC.
A DEVELOPMENT STAGE COMPANY
March 31, 2012

TABLE OF CONTENTS

Page(s)

Report of Independent Registered Public Accounting firm	F - 2

Financial Statements:

Balance Sheet as of March 31, 2011	F - 3

Statement of Operations from inception ( February 6, 2012) through March 31, 2012	F - 4

Statements of Stockholder’s Equity for the Period from
Inception (February 6, 2012) through March 31, 2012	F - 5

Statement of Cash Flows from inception (February 6, 2012) through March 31, 2011	F - 6

Notes to Financial Statements	F - 7

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders
Greentech Mining International, Inc.

I have audited the accompanying Balance Sheet of Greentech Mining International, Inc., (a Development Stage Company), as of March 31, 2012, and the related Statement of Operations, Stockholders Equity, and Cash Flows for the period from inception (February 6, 2012) to March 31, 2012. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based upon my audit.

I conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform an audit of its internal control over financial reporting, My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greentech Mining International, Inc. as of March 31, 2012, and the results of its operations and its cash flows for the period from inception (February 6, 2012) to March 31, 2012in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred material losses, and has limited cash. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

/s/ Peter Messineo, CPA
Peter Messineo, CPA
Palm Harbor FL
June 26, 2012

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
Balance Sheet
March 31, 2012

Assets
Current Assets:
Cash	$200

Total Current Assets and Total Assets	$200

Stockholder’s Equity:
Common Stock, 100,000,000 shares authorized
5,000,000 shares @.0001 par issued and outstanding	$500
Preferred Stock, 10,000,000 shares authorized, 0 shares
issued and outstanding @ .0001 par value	-
Additional Paid in Capital	1,500
Deficit Accumulated During Development Stage	(1,800)

Total Stockholder’s Equity	$200

The accompanying notes are an integral part of these financial statements.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
 Statement of Operations
For the Period from Inception (February 6, 2012) to March 31, 2012

Revenues	$—

Costs and expenditures:

Professional fees	$1,800

Total costs and expenses	1,800

Net loss	$(1,800)

Weighted Average of Shares Outstanding	5,000,000

Loss per share	$(0.00)

The accompanying notes are an integral part of these financial statements.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
Statement of Stockholder’s Equity
For the Period from Inception (February 6, 2012) to March 31, 2012

	Common	Par
	Stock	Value	Total	APIC	Deficit	Total
Balance, Beginning	—	$—	$—	$—	—	$—

Issuance of Shares-Founders for cash	5,000,000	0.0001	500	1,500	—	2,000

Loss for the initial period	—	—	—	—	(1,800)	(1,800)

Balance, Ending	5,000,000	$0.0001	$500	$1,500	(1,800)	200

The accompanying notes are an integral part of these financial statements.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
 Statement of Cash Flows
For the from Inception Period (February 6, 2012) to March 31, 2012

Cash Flows from operating activities:
Net Loss for the period	$(1,800)

Cash Flows from Financing Activities
Sale of Common Stock	2,000

Net Increase in Cash	200

Cash at the beginning of period	-

Cash at the end of period	$200

The accompanying notes are an integral part of these financial statements.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012

NOTE 1 - ORGANIZATION

Organization and Line of Business

Greentech Mining International, Inc. (the "Company") is currently a blank check company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Delaware on February 6, 2012. The Company’s purpose is to raise capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation/Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

Management intends to raise financing through private equity financing or other means and interests that it deems necessary.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The estimated fair values of cash, property and equipment and due to stockholder, none of which are held for trading purposes, approximate their carrying value because of the short-term maturity of these instruments or the stated interest rates are indicative of market interest rates.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless management believes it is more likely than not that such assets will be realized.

Basic and Diluted Income/(Loss) Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, the performance has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured.

NOTE 3 - STOCKHOLDERS’ EQUITY

The Company has issued 5,000,000 shares of its common stock as founder shares, for a total consideration of $2,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Board elected Peter Messineo, CPA, Palm Harbor FL as our auditor.   Prior to Board approval, we had not consulted with Peter Messineo, CPA on any accounting or audit matters.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Company’s management including the President, Principal Financial Officer and Secretary, concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls and Procedures

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended March 31, 2012, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.
PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a) Security ownership of certain beneficial owners.

The following table sets forth, as of March 31, 2012, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of common stock of the Company. Unless otherwise set forth below, each of the stockholders has an address located at c/o Accelerated Venture Partners, LLC, 1840 Gateway Drive, Suite 200, Foster City, CA 94404.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class

Accelerated Venture Partners, LLC. (1)	5,000,000		100%
1840 Gateway Drive, Suite 200 Foster City, CA 94404

Timothy J. Neher (3)	5,000,000	(2)	100%
1840 Gateway Drive, Suite 200 Foster City, CA 94404

All Officers and	5,000,000	(2)	100%
Directors as a group
(1 individual)
_____________

(1)	Accelerated Venture Partners, LLC, a Delaware limited liability company, is currently owned by Timothy J. Neher, who serves as its Managing Member.

(2)
Represents shares of common stock owned by Accelerated Venture Partners, LLC. Mr. Neher may be deemed the indirect beneficial owner of these shares of common stock since he has sole voting and investment control over the shares.

(3)	Mr. Neher is President, Secretary, Treasurer and sole director of the Company.

ITEM 5. DIRECTORS AND EXECUTIVE OFFICERS.

A. Identification of Directors and Executive Officers.

 Our officers and sole director and additional information concerning them are as follows:

Name	Age	Position

Timothy J. Neher	46	President, Secretary, Treasurer and Director

    TimothyJ. Neher, has been the President, Secretary and sole director of the Company since its founding in February 2012. Mr. Neher is the founding partner of Accelerated Venture Partners, a private venture capital firm based in Foster City, California, and has over 15 years of experience in connection with the provision of debt and equity financing, mergers and public offering transactions. Timothy is the Chief executive Officer, President, Chief Financial Officer, Treasurer and a Director of Mikojo, Inc. a public reporting Internet search engine company that has not filed its Form 10K that was due September 30, 2011 or its form 10Q that was due November 15, 20011 with the SEC due to restructuring and intends to have all of its filings current on or before July 31, 2012. Mr. Neher has been affiliated with Mikojo since 2009 and is on the Board of Directors for Virolab, Inc. a biotech since May of 2010 a public reporting company. Mr. Neher is also Director of Pinpointed Solutions Inc. a private global positioning and tracking company since 2008, Director of Ipaypod Inc a private payment device company since 2007 and Director of Internet Card Present a private payment service company since 2007. He is also the President, Secretary and sole director of following public reporting companies,  Accelerated Acquisition XVI, Inc., Accelerated Acquisition XVII, Inc., Accelerated Acquisitions XIX, Inc., Accelerated Acquisitions XX, Inc., Accelerated Acquisitions XXI, Inc. and Accelerated Acquisitions XXII, Inc. The aforementioned mentioned companies that Mr. Neher is a board member of are start-ups with no revenues and nominal assets. Prior to founding Accelerated Venture Partners, Internet Card Present Industries, Pinpointed Solutions and Ipaypod, Timothy was Chairman and CEO of Wherify Wireless, a private to public company from 1999 to 2007.  Other past experience includes roles as VP of Marketing & Sales for CTH Consumer Plastics and VP of Operations for Windy City Product Development.

B. Significant Employees. None.

C. Family Relationships. None.

D. Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past ten years.

E. The Board of Directors acts as the Audit Committee, and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Compliance with Section 16(a) of the Exchange Act

 Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended March31, 2011 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serve in these capacities.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.  The Company intends to continue to search for a qualified individual for hire.

Item 11. Executive Compensation.

The Company’s officers and sole director have not received any cash remuneration since inception. He will not receive any remuneration until the consummation of an acquisition. No remuneration of any nature has been paid for on account of services rendered by a director in such capacity.  Our sole officer and director intends to devote very limited time to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction. There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be disclosed, or otherwise.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses for attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners.

The following table sets forth, as of March 31, 2012, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of common stock of the Company. Unless otherwise set forth below, each of the stockholders has an address located at c/o Accelerated Venture Partners, LLC, 1840 Gateway Drive, Suite 200, Foster City, CA 94404.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class

Accelerated Venture Partners, LLC. (1)	5,000,000		100%
1840 Gateway Drive, Suite 200 Foster City, CA 94404

Timothy J. Neher (3)	5,000,000	(2)	100%
1840 Gateway Drive, Suite 200 Foster City, CA 94404

All Officers and	5,000,000	(2)	100%
Directors as a group
(1 individual)
_____________

(1)	Accelerated Venture Partners, LLC, a Delaware limited liability company, is currently owned by Timothy J. Neher, who serves as its Managing Member.

(2)
Represents shares of common stock owned by Accelerated Venture Partners, LLC. Mr. Neher may be deemed the indirect beneficial owner of these shares of common stock since he has sole voting and investment control over the shares.

(3)	Mr. Neher is President, Secretary, Treasurer and sole director of the Company.

Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accounting Fees and Services

On February 6, 2012 we selected Peter Messineo, CPA as our independent registered public accounting firm for the fiscal year ended March 31, 2012. Fees billed or to be billed to the Company by Peter Messineo, CPA for professional services include $1,800 for review of quarterly reports and audit of the Company’s financial statements for the period ended March 31, 2012.

There were no other audit fees, audit-related fees, tax fees or other fees billed by either of our independent registered public accounting firms during the fiscal year ended March 31, 2012. All audit fees have been pre-approved by the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  Financial Statements.

None

 (b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2012

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

* Filed as an exhibit to the Company's registration statement on Form 10, as filed with the Securities and Exchange Commission on February 28, 2012 and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 26, 2012	ACCELERATED ACQUISITIONS XVIII, INC.

	By:	/s/ Timothy J. Neher
Timothy J. Neher
President and Director
Chief Executive Officer
Principal Executive Officer

Dated: June 26, 2012	By:	/s/ Timothy J. Neher
Timothy J. Neher
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Timothy J. Neher	President and Sole Director	June 26, 2012
Timothy J. Neher	Chief Executive Officer