Form 10-Q
period 2012-09-30
GREENTECH MINING INTERNATIONAL, INC.
filed 2012-11-14
CIK 1542628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 31,000,000 shares outstanding as of November 13, 2012.
.

INDEX

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):	3

	Balance Sheets as of September 30, 2012 (unaudited) and March 31, 2012 (audited)	3

	Statements of Operations for the three months ended September 30, 2012 and period from inception (February 6, 2012) through September 30, 2012(unaudited)	4

	Statements of Cash Flows for the three months ended September 30, 2012 and period from inception (February 6, 2012) through September 30, 2012 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	(Reserved and Removed)	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

	Signatures	15

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,076	$200

	$1,076	$200

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses due to founder	$96,500	$0

Total liabilities	96,500	0

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized,5,000,000 and 31,000,000 shares issued and outstanding	3,100	500
Additional paid-in capital	1,500	1,500
Accumulated deficit	(100,024)	(1,800)

Total stockholders’ deficit	(95,424)	(200)

	$1,076	$200

See accompanying notes.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS

	Three months ended September 30,2012	Six months ended September 30,2012	Inception (February 6, 2012) through 30-Sep-12 (Cumulative)

	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—

Operating expenses
General and administrative	91,224	98,224	(100,024)

Net loss	$(91,224)	$(98,224)	$(100,024)

Basic and diluted net loss per share	$(0.00)	$(0.00

Shares used in basic and diluted net loss per share calculation	31,000,000	31,000,000

See accompanying notes.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited — in thousands)

	Six months ended September 30, 2012	Inception (February 6, 2012) through September 30, 2012 (Cumulative)
OPERATING ACTIVITIES:
Net loss	$(98,224)	(100,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses due to founder	96,500	96,500
Stock-based compensation	---	----

Net cash used in operating activities	(1,724)	(3,524)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	2,750	4,600

Net increase in cash and cash equivalents	826	876

Cash and equivalents at beginning of period	200	200

Cash and equivalents at end of period	$1,076	1,076

See accompanying notes.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012 and
February 6, 2012 (date of inception) through September 30, 2012
 (Unaudited)
(Tabular amounts in thousands, except per share amounts, percentages and years)

1. Background Information

Greentech Mining International, Inc. (“the Company” “GMI” and “Greentech”) was incorporated in the state of Delaware on February 6, 2012 under the name Accelerated Acquisitions XVIII, Inc. The Company was formed as a “shell company” with no operations while it sought new business opportunities. The Company changed its name to Greentech Mining International, Inc. on June 25, 2012.  On September 17, 2012, we entered into an Operating, Exploration and Option to Purchase Agreement, pursuant to which the Company received exclusive rights that consists of all 671 acres of Section 36, Township 29 South, Range 11 East, Salt Lake Base and Meridian, in Wayne County, Utah upon which an operating gravimetric circuit (system to separate minerals by weight) has been built on the private property. In addition, the agreement includes four Bureau of Land Management (“BLM”) mining claim groups totaling 3,940 acres to:

a.
Exploring and prospecting for, developing, mining, excavating, leaching, milling, processing and smelting, whether by open pit, underground, strip mining, solution mining, heap leaching, or any other methods deemed desirable by the Company in its sole discretion, all minerals, ores, valuable rocks, rare earths and materials of all kinds, including mine dumps and tailings (hereinafter collectively referred to as “Contracted Substances”);

b.	Processing, concentrating, beneficiating, treating, milling, smelting, shipping, selling and otherwise disposing of the Contracted Substances and receiving the proceeds of any such sale;

c.
Erecting, constructing, maintaining, using and operating any such buildings, structures, machinery, facilities and equipment the Company deems necessary, except that modifications to existing structures machinery, facilities and equipment require the prior approval of the Owner; and

d.	Engaging in any other activity that Contractor deems reasonable and necessary to achieve the foregoing purposes.

As a result of entering into these agreements and undertaking efforts to begin exploration, mining and mineral distribution operations, we have ceased to be a shell company. The Company operates in one reportable business segment, the mining exploration and processing of precious metals.

The Company is currently in the development stage. All activities of the Company to date relate to its organization and acquiring rights to explore and produce precious metals. The Company does not have any known ore reserves according to the definition of ore reserves under Industry Guide 7 promulgated by the Securities and Exchange Commission (“SEC”).

2. Stock-Based Compensation

The Company recognizes stock-based compensation expense in its statement of operations based on estimates of the fair value of employee stock option and stock grant awards as measured on the grant date. For stock options, the Company uses the Black-Scholes option pricing model to determine the value of the awards granted. The Company amortizes the estimated value of the options as of the grant date over the stock options’ vesting period, which is generally four years.

During the six months ended September 30, 2012, the Company entered into an employment agreement under which it agreed to grant options to purchase 1,750,000 shares of common stock to its officer. Pursuant to the terms of each of the employment agreements, the options will vest over approximately four years from the date of the officer’s commenced employment and will have an exercise price of $0.0001 per share. The Company granted options to these officers at the $0.0001 per share exercise price, in part, because the employment agreements do not provide for the officers to receive any cash compensation until the Company secures at least $2 million in financing.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012 and
February 6, 2012 (date of inception) through September 30, 2012
 (Unaudited)
(Tabular amounts in thousands, except per share amounts, percentages and years

The Company has estimated the value of common stock into which the options are exercisable at $.0001 per share for financial reporting purposes at par value. Greentech Mining International common stock has never traded publicly, and no stock has traded in private markets either, except for privately negotiated sales to the founders of the company and the stock-based compensation was granted when the Company had no assets and was a shell company. No common stock has been sold in any transactions since the Company emerged from its shell-company status. The Company does not have any offers for purchase of its common stock in any stage, and no stock is registered for resale with the Securities and Exchange Commission.

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of options granted during the six months ended September 30, 2012 was $0.

The Company has reserved a total of 7,500,000 shares of common stock for issuance under its stock award plan, and issued 1,750,000,000 as of September 30, 2012 and per our Company’s Stock Plan the plan re-triggers to 25% of the total outstanding shares on January 1, 2013, therefore as of September 30, 2012 the Company has a reserve of 5,750,000 shares of common stock for issuance under its stock award plan.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $100,024, accrued expenses to its founder of $96,500 and cash of only $1,076 as of September 30, 2012. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, explore and produce precious metals, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

3. Significant Accounting Policies

The significant accounting policies followed are:

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS - All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits.  Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

RESEARCH AND DEVELOPMENT EXPENSES - Expenditures for research, development, and engineering of products are expensed as incurred.

COMMON STOCK - The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

REVENUE AND COST RECOGNITION - The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012 and
February 6, 2012 (date of inception) through September 30, 2012
 (Unaudited)
(Tabular amounts in thousands, except per share amounts, percentages and years)

ADVERTISING COSTS - The Company's policy regarding advertising is to expense advertising when incurred.

 INCOME TAXES - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB ASC 740-10 "Uncertainty in Income Taxes" (ASC 740-10), on January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

EARNINGS (LOSS) PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At September 30, 2012, the Company did not have any potentially dilutive common shares.

FINANCIAL INSTRUMENTS - In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities.  The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 "Fair Value Measurements and Disclosures" (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company's notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012 and
February 6, 2012 (date of inception) through September 30, 2012
 (Unaudited)
(Tabular amounts in thousands, except per share amounts, percentages and years)

On January 1, 2011, the Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company's financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

 4. Equity Transactions

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001 per share. The Company’s Board of Directors has the ability to determine the rights and preferences of any series of preferred stock issued. There are no shares of preferred stock currently issued or outstanding.

Common Stock

The Company has authorized 100,000,000 shares of common stock, with a par value of $0.0001 per share.

At inception (February 6, 2010), the Company issued 5,000,000 shares of common stock to Accelerated Venture Partners, LLC (“AVP”) for $2,000.

On June 26, 2012, the Company issued 26,500,000, shares of common stock to Novus Aurum Trust at par value.

On June 26, 2012, AVP tendered 1,500,000 shares to the Company for cancellation.

On June 27, the Company granted AVP an option to purchase 1,000,000 shares of common stock at par value in exchange for certain consulting services, and AVP immediately exercised this option. The Company has the option to repurchase the shares exercised under the option at par value if the below milestones are not met within a specified time:

•	Milestone 1 – Company’s right of repurchase will lapse with respect to 60% of the shares upon securing $10 million in available cash from funding;
•	Milestone 2 – Company’s right of repurchase will lapse with respect to 40% of the Shares upon securing $15 million in available cash (inclusive of any amounts attributable to Milestone 1).

As of September 30, 2012, there were 31,000,000 shares issued and outstanding and 7,500,000 shares of common stock were reserved for issuance under the Company’s Stock Option Plan and 5,500,000 of these shares remained available for future issuance as of September 30, 2012. There were 69,000,000 shares of common stock available for future issuance.

5. Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of September 30, 2012 the Company had a loss and for the period February 6, 2012 (date of inception) through September 30, 2012.   The net operating losses resulting from operating activities result in deferred tax assets of approximately $100,024 at the effective statutory rates which will expire by the year 2031.  The deferred tax asset has been off-set by an equal valuation allowance.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012 and
February 6, 2012 (date of inception) through September 30, 2012
 (Unaudited)
(Tabular amounts in thousands, except per share amounts, percentages and years)

There are no current or deferred income tax expense or benefit recognized for the period ended September 30, 2012.

 6. Option Agreements

On September 17, 2012, we entered into an Operating, Exploration and Option to Purchase Agreement (Option Agreement), pursuant to which the Company received exclusive rights that consists of all 671 acres of Section 36, Township 29 South, Range 11 East, Salt Lake Base and Meridian, in Wayne County, Utah upon which an operating gravimetric circuit (system to separate minerals by weight) has been built on the private property. In addition, the agreement includes four Bureau of Land Management (“BLM”) mining claim groups totaling 3,940 acres to:

a.
Exploring and prospecting for, developing, mining, excavating, leaching, milling, processing and smelting, whether by open pit, underground, strip mining, solution mining, heap leaching, or any other methods deemed desirable by the Company in its sole discretion, all minerals, ores, valuable rocks, rare earths and materials of all kinds, including mine dumps and tailings (hereinafter collectively referred to as “Contracted Substances”);

b.	Processing, concentrating, beneficiating, treating, milling, smelting, shipping, selling and otherwise disposing of the Contracted Substances and receiving the proceeds of any such sale;

c.
Erecting, constructing, maintaining, using and operating any such buildings, structures, machinery, facilities and equipment the Company deems necessary, except that modifications to existing structures machinery, facilities and equipment require the prior approval of the Owner; and

d.	Engaging in any other activity that Contractor deems reasonable and necessary to achieve the foregoing purposes.

The term of the Option Agreement is for three (3) years from the effective date set forth above, and may be renewed by the Company for successive three (3) year periods upon substantially the same terms and provisions as set forth herein based upon the then-capital structure of the Company, until declared forfeited and canceled by Owner or relinquished by the Company, as described in Note 8. The Company shall give Owner written notice of each renewal at least thirty (30) days prior to expiration of the respective three-year term. The Option Agreement shall automatically renew and continue so long as ores, minerals, or metals are produced or sold from the Henry Mountain Project on a continuous basis. The Company shall have the continuing right to terminate the Option Agreement at any time and to surrender the Henry Mountain Project to Owner by giving Owner written notice thereof at least 30 days prior to the stated date of termination. Termination of the Option Agreement shall not relieve the Company of its obligation to pay all royalties due to Owner as well as its pro-rata share of taxes and fees.

On September 22, 2012, the Company entered into a Mineral Claim Option Agreement (MCOA). Pursuant to the agreement, the Company has an option to purchase a 100% interest in certain mining claims located in the state of Arizona over twelve months, as described in Note 8. The Company was granted the exclusive and irrevocable right during the agreement and the first right of refusal on any offer received by Optionor during the first sixty days of the agreement on the property The right of first refusal or first option to purchase may only be exercised by the Company within fourteen days (14) days from notification by Optionor that Optionor’s desires to sell the subject property and Optionor is obligated to provide such notice to the company prior to offering the subject property to a third party.

The Company, at its sole discretion, may abandon all interests and cease mineral exploration and extraction work on the Property at any time by providing at least 30 days written notice, the “Termination Notice”, to the Optionor. The Company shall have not further obligations to the Optionor in regards to option payments, exploration and extraction work payments as of the effective date of the “Termination Notice”

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012 and
February 6, 2012 (date of inception) through September 30, 2012
 (Unaudited)
(Tabular amounts in thousands, except per share amounts, percentages and years)

7. Related Party Transactions

The President and majority stockholder of Greentech Mining Inc. and Greentech Mining Utah LLC is Matthew Neher, a director and CEO of the Company since June 26 2012. Mr. Neher was the principal developer of the processing plant and acquired the mining claims optioned the by the Company on September 17, 2012. Matthew also controls Novus Aurum Trust the majority shareholder of the Company. From inception through September 30, 2012, the Company paid $0 cash to Matthew Neher and accrued $24,700 for expenses due to Matthew Neher and Novus Aurum Trust. See Note 4 for a description of the stock transaction involving Novus Aurum Trust. See Note 6 for a description of the Option Agreement with Greentech Mining Inc Greentech Mining Utah LLC. Also see Note 8 for a description of commitments to Greentech Mining Inc. and Greentech Mining Utah LLC under the Option Agreement.

The Managing Partner of AVP is Timothy Neher, a director of the Company and the only officer of the Company prior to June 26, 2012. From inception through September 30, 2012, the Company paid $0 cash to AVP and accrued $71,800 for expenses due to AVP. See Note 4 for a description of the stock transactions involving AVP. See Note 8 for a description of commitments to AVP.

8. Commitments and Contingencies

On June 27, 2012, the Company entered into a Consulting Services Agreement with AVP.  The agreement requires AVP to provide the Company with certain advisory services that include reviewing the Company’s business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding the Company’s operations and business strategy. Cash compensation of $600,000 is due upon the Company securing $10 million in available cash from funding, and an additional $300,000 is due upon the Company securing $10 million in available cash from funding (inclusive of the first $5 million). The cash compensation is to be paid to AVP at the rate of $37,500 per month. The total cash compensation to be received by AVP is not to exceed $900,000 unless the Company receives an amount of funding in excess of $15 million. If the Company receives equity or debt financing that is an amount less than $10 million, in between $10 million and $15 million, or greater than $15 million, the cash compensation earned by the AVP under its consulting services agreement will be prorated. The Company has the option to make a lump sum payment to AVP in lieu of the monthly cash payments.

On September 17, 2012, Greentech Mining International, Inc. entered into an Operating, Exploration and Option to Purchase Agreement (“Option Agreement”) with Greentech Mining, Inc. a Delaware Corporation and Greentech Mining Utah, LLC a Utah limited liability company, (“Owners”). Under the terms of the Option Agreement the Company shall make payment to Owner for the initial consideration of three million dollars ($3,000,000) with the first payment of one million dollars being made on or before November 1, 2012 and the remaining balance paid in ten (10) consecutive payments of $200,000 beginning on December 1, 2012 (note that all payments due have been verbally extended by 30 days). In addition to the consideration set forth herein, Contractor shall pay Owner a Five Percent (5%) Net Smelter Royalty on all mineral bearing ores once Commercial Production has commenced. “Commercial Production” means the commercial-scale operation of any part of the Henry Mountain Project as a Mine by, or on behalf of, the Company. The Company shall perform exploration, mining, development, production, processing or any other activity (“Work” herein) which benefits the Henry Mountain Project at a minimum cost of $3,000,000 for the first year, $3,000,000 for the second year, and $3,000,000 for the third year of the Option Agreement. Additionally, the Owners granted to Company the sole and exclusive option to purchase all of the Owner’s rights, title and interest in the Henry Mountain Project for a total purchase price of two million dollars ($2,000,000), plus a perpetual two percent (2%) Net Smelter Royalty (“NSR”).

On September 22, 2012, the registrant entered into a Mineral Claim Option Agreement with Union Gulf Resources Ltd. (“Optionor”). Pursuant to the agreement, the Optionor gave an option to purchase a 100% interest in certain mining claims located in the state of Arizona. In consideration of the option to purchase, Greentech Mining International, Inc. agreed to, provided that the Company has not abandoned the property, the Company will pay to the Optionor $3,500,000 US Dollars with the first payment of $750,000 on December 1, 2012, seven payments of $350,000 every three months starting March 1, 2013 and a final payment of $300,000 on December 1, 2014.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012 and
February 6, 2012 (date of inception) through September 30, 2012
 (Unaudited)
(Tabular amounts in thousands, except per share amounts, percentages and years)

Optionor granted the Company the exclusive and irrevocable right during the agreement and the first right of refusal on any offer received by Optionor during the first sixty days of the agreement on the property situated in Mohave County, Arizona. The right of first refusal or first option to purchase may only be exercised by the Company within fourteen days (14) days from notification by Optionor that Optionor’s desires to sell the subject property. Optionor is obligated to provide such notice to Company prior to offering the subject property to a third party. The Company shall be responsible for any and all property payments due to any governmental authority on the Property during the terms of this Option Agreement and will also be responsible for reclamation for any areas disturbed by Company. The Opitonor represented to Company that there are no mine workings or waste dumps or mine tailings on the property other than the estimated one million five hundred thousand (1,500,000) tons of gold bearing material. Optionor represented that the mined and stock piled ore consists of 100,000 tons of high-grade gold bearing ore that averages .75 Ounces Per Ton, (23.25 Grams per ton), to 2.3 Ounces Per Ton, (71.3 Grams per ton), the balance of the 1,400,000 tons of stock piled ore is low grade gold bearing ore and gold bearing tailings ranging from .001 OPT to .20 OPT, as described in the agreement.

As permitted under Delaware law and in accordance with its Bylaws, Greentech Mining International indemnifies its officers and directors for certain expenses incurred from legal or other proceedings that arise as a result of the director or officer’s service to the Company. There is no limitation on the term of the indemnification and the maximum amount of potential future indemnification is unlimited. The Company currently does not have a directors and officers insurance policy that could limit its exposure and enable it to recover a portion of any future amounts paid. The Company believes the fair value of these officer and director indemnification agreements is minimal, and, accordingly, has not recorded any liabilities for these agreements as of September 30, 2012.

From time to time, the Company may be involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any matters that it believes are likely to have a material adverse effect on its financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Current Report on Form 10-Q are forward-looking statements that involve risks and uncertainties. The Company’s Annual Report on Form 10-K, filed with the SEC on June 26, 2012, and Form 8-K filed on September 19, 2019 provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those implied or projected in this Current Report on Form 10-Q. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Overview

We are a development-stage exploration mining company that recently acquired options to explore and operate mining activities which include a processing plant, 3,940 acres of mining claims in Utah and 60 acres of patented mining claims in Arizona containing 1.5 million tons of stockpiled ore for processing. Before we entered into the mining option agreements we were a “blank check” company and had no operations. Shares of our common stock are not registered for resale, and accordingly there is no public trading market for our common stock. We have a very limited amount of cash and will have to raise significant funds in order to further develop our product candidates.

Plan of Operation

Greentech Mining International, Inc. is a precious metals mining exploration and processing company that has identified potential mining projects both domestically and internationally that it intends to develop into producing mines. The Company’s initial project is the Henry Mountain Project that consists of all 671 acres of Section 36, Township 29 South, Range 11 East, Salt Lake Base and Meridian, in Wayne County, Utah upon which an operating gravimetric circuit (system to separate minerals by weight) has been built on the private property.  In addition, the Henry Mountain Project includes the following Bureau of Land Management (“BLM”) mining claim groups:

GOLDEN EAGLE CLAIM GROUP, 105 Placer Claims totaling 2100 acres – Garfield County, Utah
Claim Numbers UMC 413213 - UMC413309
Claim Numbers UMC414263 – UMC 414270

SILVER EAGLE CLAIM GROUP, 25 Lode Claims totaling 500 acres – Garfield County, Utah
Claim Numbers UMC414271 – UMC414295

BALD EAGLE CLAIM GROUP, 43 Lode Claims totaling 860 acres – Garfield County, Utah
Claim Numbers UMC414196 – UMC414238

COPPER EAGLE CLAIM GROUP, 24 Lode Claims totaling 480 acres – Garfield County, Utah
Claim Numbers UMC414239 – UMC414262

Out of those claim groups there is a BLM permit to commence small mining operations on 8.264 acres claim #103 in the Golden Eagle claim group and is a twenty acre placer claim.  GMI intends to conduct operation and exploration activities thereon upon the posting of a $51,000 dollar reclamation bond.

GMI has contracted with Greentech Mining, Inc. (“Owner”) to develop and operate the Henry Mountain claims and to run the existing processing plant. The Company has executed an Operating and Exploration Contract with an Option to Purchase all of the assets and machinery at the Henry Mountain Project. Pursuant to the Agreement Greentech Mining, Inc. is responsible for BLM and permit fees until the Option to Purchase has been exercised as sets forth in the Agreement.

The Company intends to take a two phase approach to expanding operations and conducting exploration efforts on the Henry Mountain claim groups. In Phase 1 the company will amend the existing processing facility permits to increase the scope of operations from R&D and pilot scale operations to commercial scale operations, meaning the commercial-scale operation of any part of the property as a mine by, or on behalf of, GMI, but does not include processing of ore carried out in a pilot plant or processing ore for other testing purposes. Commercial production shall be deemed to have commenced on the day immediately following the first five (5) consecutive days during which minerals have been produced by, or on behalf of, the Company. In parallel, GMI will fabricate install and test additional equipment for processing material imported from third parties in preparation of achieving commercial level production. During this phase the Company will also test gravel samples from several other mines to determine the feasibility of importing and processing mined material from third parties. The Company will use the current pilot system to incubate mining projects to evaluate potential commercial scale production levels under processing contracts with third party mine owners.

Additional, Phase 1 includes the Company financing the approved BLM Plan of Operation reclamation bond for the Golden Eagle claim #103 and starting exploration under the current Small Mine permit. This phase will consist of validation of previous exploration programs completed by previous mine owners, equipment purchases, infrastructure expansion to include security, power and water systems while expanded our prospecting, mapping, sampling and ultimately diamond drilling, effective mine planning and implementation will be facilitated at a cost of $2,500,000 to the Company

In Phase 2, the Company will analyze the exploration data completed by certified and licensed professionals to determine the feasibility of executing the current Plan of Operations approved by the Division of Oil, Gas and Mining, (“DOGM”), and the BLM.  After the Company accesses the data, any modifications, if any, will be identified and the proper amendments will be submitted to DOGM and BLM for approvals. The Company will identify and implement the mining method(s) best adapted to maximize production, including: (i) effective extraction of ore delineated by the exploration, mine geology and grade control department., (ii) proper handling of ore and blending method to attain an economical grade without sacrificing the quality of the ore, (iii) proper, effective and economical milling plant operation that can recover the gold at the highest percentage possible, and (iv) proper disposal of plant tails.

Our current plans, predicated on raising $15,000,000 from the sale of common stock to begin with Phase I.  If Phase I is favorable, we would then start Phase II that transitions the Company into a precious metals production company at an estimated cost of $12,500,000, which is a reflection of local costs for the type of work program planned.  We will proceed to Phase II only if we are successful in being able to secure the capital funding required to complete Phase II.  Therefore, we expect to expend $2,500,000 on Phase I.

Phase I may require up to sixteen weeks for the base work and an additional two to three months for analysis, evaluation of the work completed and the preparation of a report.  The cost for Phase I is inclusive the aforementioned expenses and includes wages, fees, geological and geochemical supplies, assaying, equipment, trucking and operation costs. It is our intention to carry the work out in 2012 and early 2013, predicated on completion of the offering described in this registration statement.  We will assess the results of this program upon receipt of an appropriate engineering or geological report. It is our intention to retain a US-educated geoscientist to evaluate and conform to American standards the phase I work program and to author a report to American standards for future capital raising.  Phase II is not planned to be carried out until 2013 and will be contingent upon favorable results from phase I and specific recommendations of a professional geoscientist based on those results. Favorable results means that a geoscientist, engineer or other recognized professional states that there is a strong likelihood of value being added by transitioning into a precious metals production company, makes a written recommendation that we proceed to the next phase of production, a resolution is approved by the Board of Directors of the Company indicating such work should proceed and that it is feasible to finance the next phase of production.

Under the terms of the Option Agreement the Company shall make payment to Owner for the initial consideration of three million dollars ($3,000,000) with the first payment of one million dollars (1,000,000) being paid on or before November 1, 2012 and the remaining balance made in ten (10) consecutive payments of $200,000 beginning on December 1, 2012.  Owner warrants and covenants that it will utilize the funds to remove encumbrances and hold full title and exclusive possession of the Mines and Processing Plant free and clear from all grants, sales, liens, defects, adverse claims and encumbrances of any kind by November 15, 2013.

The Company shall perform exploration, mining, development, production, processing or any other activity (“Work” herein) which benefits the Henry Mountain Project at a minimum cost of $3,000,000 for the first year, $3,000,000 for the second year, and $3,000,000 for the third year of the Option Agreement commencing on September 20, 2012.  All work on other lands within 500 feet of the boundary of any portion of the Henry Mountain Project shall be deemed to benefit the Henry Mountain Project for the work commitment if such work is part of an overall plan or project that includes the Henry Mountain Project. All costs expended for work in excess of $3,000,000 for any one (1) year term shall accrue and be applied to the Option Agreement price as described below. In the event that the Company does not perform work in the amount of the entire minimum expenditure required for the applicable year (which amount will include any excess amount accrued from the prior three year term), the Company shall pay Owner the amount of any such shortage in cash or cash equivalents within 30 days after the end of each three (3) year term. In addition, the Company shall establish a contingency reclamation reserve fund for the purpose of assuring payment of reclamation costs caused by the Company.  The reclamation cost shall be deducted from Net Smelter Royalty (“NSR”) returns on all materials produced and sold from the Henry Mountain Project, after the Owner’s royalties are computed, five percent (5%) of the value thereof, for the purpose of a contingency reclamation reserve fund for paying potential reclamation costs, up to five hundred thousand dollars ($500,000).

Owner grants to Contractor the sole and exclusive option to purchase all of Owner’s right, title and interest in the property (the Contracted Mines and Processing Plant) for a total purchase price of TWO MILLION dollars ($2,000,000), plus a perpetual two percent (2%) Net Smelter Royalty (hereinafter referred to as the “Purchase Price”). The Purchase Price may be paid in cash or other cash equivalent as mutually agreed by the Owner and Contractor. Exercise of the option shall be no sooner than November 15, 2013 unless Owner removes all encumbrances and holds full title and exclusive possession of the Contracted Mines and Processing Plant free and clear from all grants, sales, liens, defects, adverse claims and encumbrances of any kind prior to November 15, 2013 or if Owner utilizes all or a portion of the purchase price to remove all encumbrances and holds full title and exclusive possession of the Contracted Mines and Processing Plant free and clear from all grants, sales, liens, defects, adverse claims and encumbrances of any kind to be so transferred.  Exercise of the option shall be effective upon delivery of written notice thereof to Owner at Owner’s business address or the address of Owner’s registered agent. Contractor shall deliver to Owner a negotiable instrument in the full amount of the Purchase Price in exchange for properly executed and acknowledged Deeds and/or other indicia of ownership in recordable form. Closing shall occur within sixty (60) days after exercise of the option.

The term of the Agreement is for three (3) years from the effective date set forth above, and may be renewed by the Company for successive three (3) year periods upon substantially the same terms and provisions as set forth herein based upon the then-capital structure of the Company, until declared forfeited and canceled by Owner or relinquished by GMI as provided herein. The Company shall give Owner written notice of each renewal at least thirty (30) days prior to expiration of the respective three-year term. The Option Agreement shall automatically renew and continue so long as ores, minerals, or metals are produced or sold from the Henry Mountain Project on a continuous basis. The Company shall have the continuing right to terminate the Agreement at any time and to surrender the Henry Mountain Project to Owner by giving Owner written notice thereof at least 30 days prior to the stated date of termination. Termination of the Option Agreement shall not relieve GMI of its obligation to pay all royalties due to Owner hereunder as well as its pro-rata share of taxes and fees.

The Company’s funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding.

The Company will require significant additional financing in order to advance the Company’s business plan, achieve the milestones and generate revenue to avoid the discontinuation of the Option Agreement, including the following estimated amounts for research, development and commercialization expenses related to the operations. The Company therefore intends to raise an aggregate of $15 million in 2012, the proceeds of which would be utilized as follows:

Management, Business Development and related expenses:

Management 1	$1,089,000

Exploration 2	$1,930,000

Manufacturing expenditures:

Manufacturing Plant	$9,715,000

Plant employees	$856,000

Other expenditures:

Advertising and Public Relations	$350,000

Rent and other payables	$203,000

Finance, legal, accounting and closing costs	$618,000

Increase in Working Capital	$1,095,000

Total Use of Proceeds	$15,000,000
_______________

(1)   Includes base compensation, benefits and expenses for director-level, and above, domestic and international employees over a two year time frame with the number of management team members (4) ramping up commensurate with the staff build-up. Of the total, 65% is for base compensation, 13% for benefits and taxes, and 22% for expenses.

(2)   Compensation for an estimated domestic and international staff ramping up to 16 full-time-equivalent (FTE) exploration and processing plant employees over a one time frame.  Of the total, 80% is for base compensation (average salary, $60,000); with 20% for benefits and taxes are included with general exploration costs.

There is no guarantee that the Company will be able to raise this or any amount of additional capital and a failure to do so would have a significant adverse effect on the Company’s ability, or would cause significant delays in its ability to address the market for exploration, developing, mining and processing minerals and achieve its Business Plan, it estimated the minimum amount of capital the company needs to raise over the ne twelve months is $1 million to continue operations. Neither the Company nor any of its advisors or consultants has significant experience in raising funds similar to the $15,000,000 estimated to be required,

Going Concern

Because we only had $160 in cash at March 31, 2012, our most recent fiscal year-end, the report of our independent registered public accounting firm on our financial statements for the period ended March 31, 2012 contained an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. Our auditors’ opinion is based upon our operating losses and our need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, explore and produce precious metals, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

Critical Accounting Policies and Use of Estimates

Our significant accounting policies are more fully disclosed in Note 1 to the financial statements we included in our Annual Report on Form 10-K for the period ended March 31, 2012, filed with the SEC on June 26, 2012. However, some of our accounting policies may be more particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. To date, due to our limited operations, we believe the only accounting policy which has required significant judgment or use of estimates, other than our assumption that we will continue as a going concern, is our estimated charge for stock-based compensation. Our accounting for stock-based compensation does not impact our current financial position, but does have a major impact on our statement of operations.

Stock-Based Compensation

We account for stock awards granted to recipients using an estimate of the fair value of the stock award on the date that the award is granted. This estimated fair value of the stock award is recognized as an expense in the statement of operations on a straight-line basis over the vesting period of the underlying stock award, which is generally four years for stock options granted to employees. There is a high degree of subjectivity involved in estimating the input values needed to estimate the fair value of stock options and other awards. For Greentech Mining international in particular, our stock has never traded and therefore it is difficult to determine the underlying fair value of our common stock on each date a stock award is made. Changes in the estimated value of the underlying stock will materially affect the resulting estimates of the fair values of the awards that are granted. Also, the expenses recorded for stock-based compensation in our financial statements may differ significantly from the actual value realized by the recipients, and these expenses are not adjusted to the actual amounts, if any, realized. Users of the financial statements should also understand that the expenses we recognize for stock-based compensation do not result in payments of cash by us.

Recent Accounting Pronouncements

We do not believe that there are any recently issued accounting pronouncements that we have not adopted which are likely to have a material impact on our financial position, results of operations or other disclosures.

Results of Operations

During the three months ended September 30, 2012, which was the second quarter of our fiscal year ending March 31, 2013, we had no revenue and incurred general and administrative expenses of $91,224. Our net loss was $91,224, due to general and administrative expenses. General and administrative expenses for the second quarter of fiscal 2013 consisted of $24,700 for the mining equipment and $66,524 for administrative support, which mostly consisted of document preparation for formation and EDGAR filings with the SEC.

For the six months ended September 30, 2012, we had no revenue and incurred general and administrative expenses of $98,244. Our net loss was $98,244, due to general and administrative expenses. General and administrative expenses for the first six months of fiscal 2012 consisted of $24,700 for the mining equipment and $72,524 for administrative support, which mostly consisted of document preparation for formation and EDGAR filings with the SEC.

To date, our general and administrative expenses, which in most other cases are paid in cash by the reporting companies, have been funded by Accelerated Venture Partners, LLC, or AVP. Expenses include legal fees, accounting fees, costs associated with SEC filings and preparation of documents. The mining equipment has been funded by Matthew Neher and Novus Aurum Trust.

We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase significantly as compared to the period ended September 30, 2012. In addition, we expect to incur exploration and processing expenses as we seek to advance our operations.

Liquidity and Capital Resource

As of September 30, 2012, we had a cash balance of only $1,076. There were no other assets, and accrued expenses were approximately $96,500, of which 72,524 were due to AVP and $24,700 due to Matthew Neher and Novus Aurum Trust related parties. We had a stockholders’ deficit of approximately $100,024 and no means to pay the liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds, at which point the administrative operating expenses will be due. However, AVP may seek to force earlier payment of the amounts which we owe, or AVP may decide in the future not to continue funding costs on behalf of Greentech, although we are not aware of any plans for them to do so. If we are not successful in raising additional capital, we may not be able to pay our liabilities and may have to cease operations.

The Company will require significant additional financing in order to advance the Company’s business plan, achieve the milestones and generate revenue to avoid the discontinuation of the Option Agreement, including the following estimated amounts for research, development and commercialization expenses related to the operations. The Company therefore intends to raise an aggregate of $15 million in 2012, and the funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding.

We have a consulting agreement with AVP under which AVP has agreed to provide us with certain advisory services that include reviewing our business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding our operations and business strategy. Under the consulting agreement, cash compensation of $600,000 is due to AVP upon our securing $5 million in available cash from funding, and an additional $300,000 is due upon our securing $15 million in available cash from funding (inclusive of the first $5 million). The cash compensation is to be paid to AVP at the rate of $37,500 per month. The total cash compensation to be received by AVP under the consulting agreement is not to exceed $900,000 unless we receive an amount of funding in excess of $15 million. If we receive equity or debt financing that is an amount less than $5 million, in between $5 million and $15 million, or greater than $15 million, the cash compensation earned by the AVP under its consulting services agreement will be prorated. We have the option to make a lump sum payment to AVP in lieu of the monthly cash payments.

If we do not raise additional funds of at least $6.5 million for the advancement of our option agreements by December 1, 2014, we will lose our rights to the options; at least $1.75 million of these additional funds must be raised before December 1 2012, and at least $4.75 million must be raised before July 12, 2014.

We plan to measure our future liquidity primarily by the cash and working capital available to fund our operations, if we are ever able to raise capital. To date we have not raised any capital and, accordingly; do not have any capital available to fund our operations, as stated above. We will not be able to commercialize operating. We are evaluating various means of raising our initial capital, including through the sale of equity securities, joint venture agreements or other means. We expect to incur losses until as we have a metal product for sale, and we are unable to estimate when, if ever, we will receive revenue or have a positive cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not currently believe we are currently subject to any material interest rate risk, foreign currency exchange rate risk, or commodity price risk. Our ability to fund operations in the future will be subject to our ability to raise capital, which may be through the sale of equity securities. While we believe the sale of equity securities is unlikely to expose us to any material loss, we may not be able to continue operations if we are unable to agree with a buyer on a future price for our equity securities.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer is responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Chief Executive concluded that our disclosure controls and procedures were effective as of September 30, 2012, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

We are not currently party to any material legal proceedings, although from time to time we may be named as a party to lawsuits in the normal course of business.

ITEM 1A. RISK FACTORS.

There are no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, as filed with the U.S. Securities and Exchange Commission on June 26, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. (REMOVED AND RESERVED).

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

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

Dated: November 13, 2012
GREENTECH MINING INTERNATIONAL, INC.

	By:	/s/ Matthew J. Neher
Matthew J. Neher
President/ CEO

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

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