Form 10-Q/A
period 2012-09-30
GREENTECH MINING INTERNATIONAL, INC.
filed 2013-02-14
CIK 1542628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 31,000,000 shares outstanding as of February 11, 2013.
.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$1,073	$200
Total current assets	1,073	200
Other asset – exploration rights	3,000,000	-
Total assets	3,001,073	200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued expenses due to founder	71,800	0
Due to Greentech Mining Utah	3,000,000	-
Total liabilities	3,071,800	0

Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,000,000 and 31,000,000 shares issued and outstanding as of September 30, 2012 and March 31, 2012, respectively	3,100	500
Additional paid-in capital	1,500	1,500
Accumulated deficit	(75,327)	(1,800)

Total stockholders’ Equity (Deficit)	(70,727)	200

Total Liabilities and Shareholders’ Equity (Deficit)	$3,001,073	$200

The accompanying notes are an integral part of these financial statements.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS

	Three months ended September 30, 2012	Six months ended September 30, 2012	Inception (February 6, 2012) through September 30, 2012 (Cumulative)
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating expenses
General and administrative	66,527	73,527	(75,327)

Net loss	$(66,527)	$(73,527)	$(75,327)

Basic and diluted net loss per share	$(0.00)	$(0.00

Weighted Average Common Shares Outstanding – Basic and Diluted	31,000,000	18,708,791

The accompanying notes are an integral part of these financial statements.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	APIC	Deficit	Total
Balance Prior to Inception	-	$-	$-	$-	$-

Issuance of Common Stock -Founders for cash	5,000,000	500	1,500	-	2,000
Net loss				(1,800)	(1,800)
Balance at March 31, 2012	5,000,000	500	1,500	(1,800)	200

Tender of shares by founder, June 26, 2012 at $.0001 per share	(1,500,000)	(150)			150
Issuance of Common Stock under consulting agreement June 27, 2012, at $.0001 per share	1,000,000	100	(100)		-
Issuance of Common Stock under subscription agreement with Novus Aurum Trust, June 26, 2012, at $.0001 per share	26,500,000	2,650			2,650
Net loss				(73,527)	(73,527)
Balance at September 30, 2012 (Unaudited)	31,000,000	3,100	1,500	(75,327)	(70,727)

The accompanying notes are an integral part of these financial statements.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30, 2012	Inception (February 6, 2012) through September 30, 2012 (Cumulative)
OPERATING ACTIVITIES:
Net loss	$(73,527)	(75,327)
Change in operating assets and liabilities:
Due to shareholder	71,800	71,800

Net cash used in operating activities	(1,727)	(3,527)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	2,600	4,600
Net cash provided by financing activities	2,600	4,600
Net increase in cash	873	1073

Cash at beginning of period	200

Cash at end of period	$1,073	1,073

The accompanying notes are an integral part of these financial statements.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

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

Greentech Mining and Milling Assets

We have recorded the estimated fair value of the Greentech mining and milling assets as an aggregate amount on our condensed balance sheet. The assets include the mine tailings and dumps, the land, water rights and the milling facility (the buildings and equipment).

Mineral Properties

Mineral property acquisition costs are recorded at cost and are deferred until the viability of the property is determined. Exploration, mineral property evaluation, option payments, related acquisition costs for mineral properties acquired under an option agreement, general overhead, administrative and holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred. When reserves are determined for a property and a bankable feasibility study is completed, subsequent exploration and development costs on the property would be capitalized. If a project were to be put into production, capitalized costs would be depleted on the unit of production basis.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Management reviews the net carrying value of each mineral property as changes may materialize with a property or at a minimum, on an annual basis. Where information and conditions suggest impairment, estimated future net cash flows from each property are calculated using estimated future prices, proven and probable reserves and value beyond proven and probable reserves, and operating, capital and reclamation costs on an undiscounted basis. If it is determined that the future cash flows are less than the carrying value, a write-down to the estimated fair value is made with a charge to loss for the period. Where estimates of future net cash flows are not available and where other conditions suggest impairment, management assesses if the carrying value can be recovered.

Management's estimates of gold prices, recoverable reserves, probable outcomes, operating capital and reclamation costs are subject to risks and uncertainties that may affect the recoverability of mineral property costs.

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
(Unaudited)

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $75,327, due to shareholder of $71,800 and cash of $1,073 as of September 30, 2012. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, explore and produce precious metals, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

3. Significant Accounting Policies

The significant accounting policies followed are:

BASIS OF PRESENTATION - The accompanying unaudited financial statements primarily reflect the financial position, results of operations and cash flows of Company (as discussed above).  The accompanying unauditedconsolidated financial statements of Company have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013, or for any other period.  Amounts related to disclosures of March 31, 2012, balances within those interim financial statements were derived from the audited 2011 financial statements and notes thereto filed on Form 10-K on June 26, 2012.

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
(Unaudited)

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

LOSS PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At September 30, 2012, the Company did not have any potentially dilutive common shares.

FINANCIAL INSTRUMENTS - In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities.  The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 "Fair Value Measurements and Disclosures" (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Observable inputs such as quoted prices in active markets;

•	Level 2 - Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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
(Unaudited)

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

Common Stock

The Company has authorized 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, with a par value of $0.0001 per share.

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

5. Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of September 30, 2012 the Company had a loss and for the period February 6, 2012 (date of inception) through September 30, 2012.    The net operating losses resulting from operating activities result in deferred tax assets of approximately $75,327 at the effective statutory rates which will expire by the year 2031.   The deferred tax asset has been off-set by an equal valuation allowance.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

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
(Unaudited)

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
(Unaudited)

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

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
9. Restatement

During December 2012, we discovered some errors in our financial statements that included a) an over statement of cash of $3 b) the capitalization of $3,000,000 for the assets in our Operating, Exploration and Option to Purchase Agreement that was entered into on September 17, 2012 c) an expense of 24,697 for equipment that was order in September 2012 but was paid for in October 2012. The effects of these restatements on reported amounts for the nine months ended September 30, 2012 are presented below in the following tables:

	Balance sheets
	As of September 30, 2012
	As Reported	Adjustments	Restated
ASSETS

TOTAL CURRENT ASSETS	$1,076	(3)	$1,073

Property, Plant and Equipment, net	-	3,000,000	3,000,000
Other Assets	-		-

TOTAL ASSETS	$1,076	2,999,997	$3,001,073

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

TOTAL LIABILITIES	$96,500	2,975,300	$3,071,800

Commitments and Contingencies

STOCKHOLDERS' (DEFICIT):
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding at
September 30, 2012 and March 31, 2012	-	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
27,630,500 and 5,000,000 shares issued and outstanding at
September 30, 2012 and March 31, 2012	3,100		3,100
Additional paid-in capital	1,500		1,500
Deficit accumulated during the development stage	(100,024)	24,697	(75,327)
Total Stockholders' (Deficit)	(95,424)	24,697	(70,727)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,076	2,999,997	$3,001,073

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
	Statement of Operations
	For three months ended September 30, 2012
	As Reported	Adjustments	Restated

Operating Expenses:

General and administrative expenses	91,224	(24,697)	66,527

Total operating expenses	91,224	(24,697)	66,527

Loss from Operations	$(91,224)	24,697	$(66,527)

Net (Loss) Per Share:
Basic and Diluted	$(0.00)		$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	31,000,000		31,000,000

	Statement of Operations
	For Six months ended September 30, 2012
	As Reported	Adjustments	Restated

Operating Expenses:

General and administrative expenses	98,224	(24,697)	73,527

Total operating expenses	98,224	(24,697)	73,527

Loss from Operations	$(98,224)	24,697	$(73,527)

Net (Loss) Per Share:
Basic and Diluted	$(0.00)		$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	31,000,000		18,708,791

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

	Statement of cash flows For six months ended September 30, 2012
	As Reported	Adjustments	Restated

Cash flows from Operating Activities:
Net loss	$(98,224)	24,697	$(73,527)
Change in operating assets and liabilities:			-
Due to shareholder	96,500	(24,700)	71,800
Net cash used in operating activities	(1,724)	(3)	(1,727)

FNANCING ACTIVITIES:
Proceeds from the issuance of common stock	2,750	(150)	2,600

Net increase in cash	826	(47)	873

Cash at beginning of period	200	-	200
	1,076
Cash at end of period		(3)	$1,073

NON-CASH TRANSACTIONS
Fixed assets purchased on short term debt	-	3,000,000	3,000,000

	Statement of cash flows From February 6, 2012 (inception) through September 30, 2012
	As Reported	Adjustments	Restated

Cash flows from Operating Activities:
Net loss	$(100,024)	24,697	$(75,327)
Change in operating assets and liabilities:			-
Due to shareholder	96,500	(24,700)	71,800
Net cash used in operating activities	(3,524)	(3)	(3,527)

FNANCING ACTIVITIES:
Proceeds from the issuance of common stock	4,600	-	4,600

Net increase in cash	876	197	1,073

Cash at beginning of period	200	-	-

Cash at end of period	$1,076	(3)	$1,073

NON-CASH TRANSACTIONS
Debt forgiven by shareholders			-
Fixed assets purchased on short term debt	-	3,000,000	3,000,000

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

Overview

We are a development-stage exploration mining company that recently acquired options to explore and operate mining activities which include a processing plant, 3,940 acres of mining claims in Utah and 60 acres of patented mining claims in Arizona containing 1.5 million tons of stockpiled material for processing. Before we entered into the mining option agreements we were a “blank check” company and had no operations. Shares of our common stock are not registered for resale, and accordingly there is no public trading market for our common stock. We have a very limited amount of cash and will have to raise significant funds in order to further develop our product candidates.

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

GOLDEN EAGLE CLAIM GROUP, 105 Placer Claims (loose material such as sand or gravel) totaling 2100 acres – Garfield County, Utah
Claim Numbers UMC 413213 - UMC413309
Claim Numbers UMC414263 – UMC 414270

SILVER EAGLE CLAIM GROUP, 25 Lode Claims (hardrock deposit) totaling 500 acres – Garfield County, Utah
Claim Numbers UMC414271 – UMC414295

BALD EAGLE CLAIM GROUP, 43 Lode Claims (hardrock deposit) totaling 860 acres – Garfield County, Utah
Claim Numbers UMC414196 – UMC414238

COPPER EAGLE CLAIM GROUP, 24 Lode Claims (hardrock deposit)  totaling 480 acres – Garfield County, Utah
Claim Numbers UMC414239 – UMC414262

Out of those claim groups there is a BLM permit to commence small mining operations on 8.264 acres claim #103 in the Golden Eagle claim group and is a twenty acre placer claim.  GMI intends to conduct operation and exploration activities thereon upon the posting of a $51,000 dollar reclamation bond.

GMI has contracted with Greentech Mining, Inc. (“Owner”) to develop and operate the Henry Mountain claims and to run the existing processing plant. The Company has executed an Operating and Exploration Contract with an Option to Purchase all of the assets and machinery at the Henry Mountain Project. Pursuant to the Option Agreement, Greentech Mining, Inc. is responsible for BLM property fees and permit fees of an estimated $50,000 dollars per year that will be reimbursed by GMI until the Option to Purchase has been exercised, as set forth in the Option Agreement.

The Company intends to take a two phase approach to expanding operations and conducting exploration efforts on the Henry Mountain claim groups. In Phase 1 the company will amend the existing processing facility permits to increase the scope of operations from R&D and pilot scale operations to commercial scale operations, meaning the commercial-scale operation of any part of the property as a mine by, or on behalf of, GMI, but does not include processing of material carried out in a pilot plant or processing material for other testing purposes. Commercial production shall be deemed to have commenced on the day immediately following the first five (5) consecutive days during which minerals have been produced by, or on behalf of, the Company. In parallel, GMI will fabricate install and test additional equipment for processing material imported from third parties in preparation of achieving commercial level production. During this phase the Company will also test gravel samples from several other mines to determine the feasibility of importing and processing mined material from third parties. The Company will use the current pilot system to incubate mining projects to evaluate potential commercial scale production levels under processing contracts with third party mine owners.

Additional, Phase I includes the Company financing the approved BLM Plan of Operation reclamation bond for the Golden Eagle claim #103 and starting exploration under the current Small Mine permit. This phase will consist of validation of previous exploration programs completed by previous mine owners expanding our prospecting, mapping, sampling and ultimately diamond drilling (Exploration Expenses), our option agreement, equipment purchases for the mine site and the processing plant, effective mine planning (Option, Mine Site and Processing Plant) and other general administrative expenses (Other Expenditures). The implementation will be facilitated at a cost of $3,000,000 to the Company as outlined in the table on page 18 below.

In Phase II, the Company will analyze the exploration data completed by certified and licensed professionals to determine the feasibility of executing the current Plan of Operations approved by the Division of Oil, Gas and Mining, (“DOGM”), and the BLM.  After the Company accesses the data, any modifications, if any, will be identified and the proper amendments will be submitted to DOGM and BLM for approvals. The Company will identify and implement the mining method(s) best adapted to maximize production, including: (i) effective extraction of material delineated by the exploration, mine geology and grade control department., (ii) proper handling of material and blending method to attain an economical grade without sacrificing the quality of the material (Exploration Expense), (iii) proper, effective and economical milling plant operation that can recover the gold at the highest percentage possible, and (iv) proper disposal of plant tails (Option, Mine Site and Processing Plant) and other general administrative expenses (Other Expenditures) as outlined in the table on page 18 below.

Our current plans, predicated on raising $15,000,000 from the sale of common stock to begin with Phase I.  If Phase I is favorable, we would then start Phase II that transitions the Company into a precious metals production company at an estimated cost of $12,000,000, which is a reflection of local costs for the type of work program planned.  We will proceed to Phase II only if we are successful in being able to secure the capital funding required to complete Phase II.  Therefore, we expect to expend $3,000,000 on Phase I.

Phase I may require up to sixteen weeks for the base work and an additional two to three months for analysis, evaluation of the work completed and the preparation of a report.  The cost for Phase I is inclusive the aforementioned expenses and includes wages, fees, geological and geochemical supplies, assaying, equipment, trucking and operation costs. It is our intention to carry the work out in 2012 and early 2013, predicated on completion of the financing described in this document .  We will assess the results of this program upon receipt of an appropriate engineering or geological report. It is our intention to retain a US-educated geoscientist to evaluate and conform to American standards the phase I work program and to author a report to American standards for future capital raising.  Phase II is not planned to be carried out until 2013 and will be contingent upon favorable results from phase I and specific recommendations of a professional geoscientist based on those results. Favorable results means that a geoscientist, engineer or other recognized professional states that there is a strong likelihood of value being added by transitioning into a precious metals production company, makes a written recommendation that we proceed to the next phase of production, a resolution is approved by the Board of Directors of the Company indicating such work should proceed and that it is feasible to finance the next phase of production.

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

Owner also granted the Company the sole and exclusive option to purchase all of Owner’s right, title and interest in the property (the Contracted Mines and Processing Plant) for a total purchase price of TWO MILLION dollars ($2,000,000), plus a perpetual two percent (2%) Net Smelter Royalty (hereinafter referred to as the “Purchase Price”). The Purchase Price may be paid in cash or other cash equivalent as mutually agreed by the Owner and Company . Exercise of the option shall be no sooner than November 15, 2013 unless Owner removes the estimated $1.4 million in encumbrances and holds full title and exclusive possession of the Contracted Mines and Processing Plant free and clear from all grants, sales, liens, defects, adverse claims and encumbrances of any kind prior to November 15, 2013 or if Owner utilizes all or a portion of the purchase price to remove all encumbrances and holds full title and exclusive possession of the Contracted Mines and Processing Plant free and clear from all grants, sales, liens, defects, adverse claims and encumbrances of any kind to be so transferred.  Exercise of the option shall be effective upon delivery of written notice thereof to Owner at Owner’s business address or the address of Owner’s registered agent. The Company shall deliver to Owner a negotiable instrument in the full amount of the Purchase Price in exchange for properly executed and acknowledged Deeds and/or other indicia of ownership in recordable form. Closing shall occur within sixty (60) days after exercise of the option.

The term of the Agreement is for three (3) years from the effective date set forth above, and may be renewed by the Company for successive three (3) year periods upon substantially the same terms and provisions as set forth herein based upon the then-capital structure of the Company, until declared forfeited and canceled by Owner or relinquished by GMI as provided herein. The Company shall give Owner written notice of each renewal at least thirty (30) days prior to expiration of the respective three-year term. The Option Agreement shall automatically renew and continue so long as minerals , or metals are produced or sold from the Henry Mountain Project on a continuous basis. The Company shall have the continuing right to terminate the Agreement at any time and to surrender the Henry Mountain Project to Owner by giving Owner written notice thereof at least 30 days prior to the stated date of termination. Termination of the Option Agreement shall not relieve GMI of its obligation to pay all royalties due to Owner hereunder as well as its pro-rata share of taxes and fees.

The Company’s funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding.

The Company will require significant additional financing in order to advance the Company’s business plan, achieve the milestones and generate revenue to avoid the discontinuation of the Option Agreement. We intend on seeking financing for Phase I that includes $554,750 for management and exploration, $1,896,750 for our option, equipment at the mine site and processing plant and 548,500 for other general operating expenses for a total of $3 million. The Company will also seek financing for Phase II that includes $2,164,250 for management and exploration, $8,174,250 for our option, equipment at the mining site and processing plant and $1,661,500 for other general operating expenses for a total of $12 million. The Company therefore intends to raise an aggregate of $15 million in 2012, the proceeds of which would be utilized as follows:

Management and Exploration related expenses:
	Phase I	Phase II	Total
Management 1	$172,250	$616,750	$789,000

Exploration 2	$382,500	1,547,500	1,930,000

Processing expenditures:

Option, Mine Site and Processing Plant	$1,682,750	7,532,250	9,215,000

Plant employees	$214,000	642,000	856,000

Other expenditures:

Advertising and Public Relations	$20,000	130,000	150,000

Rent and other payables	$103,700	303,000	406,700

Finance, legal, accounting and closing costs	$154,500	403,800	558,300

Increase in Working Capital	$270,300	824,700	1,095,000

Total Use of Proceeds	$3,000,000	$12,000,000	$15,000,000
____________

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

Additionally, The Company enter into an option agreement on September 21, 2012 with Union Gulf Resources Ltd.(Optionor) for the Portland, Sunshine and Sunshine No. 2 Patented mining claims, situated in Sections 14 and 15, Township 23 North, Range 21 West of the Gila and Salt River Base and Meridian, Mohave County, Arizona, in the Minnesota Mining District, being shown on Mineral Survey No. 3757 on file in the Bureau of Land Management, as granted by Patent No. 909600 recorded September 1, 1923, in Book 32 of Deeds, Page 306; also known as Mohave County Parcel Numbers 35009001 (Sunshine & Sunshine #2) and 35009002 (Portland).

Portland Mine, Lost Cabin Wash, Pilgrim District,
Black Mts, Mohave Co., Arizona, USA

Latitude: 35°22'50"N
Longitude: 114°30'44"W

•	Ref.: Conrad, J.E., et al (1990), Mineral Resources of the Black Mountains North and Burns Spring Wilderness Study Areas, Mohave County, Arizona

•	USGS Bull. 1737-C: C2; AZ Dept. Min. Resources - Portland Mine files; US Bur. Mines file data cluster NO 1439 - Portland Mine;

•	USGS Info. Circ. 6901 (1936): 48; Gardner, E.D. (1936), Gold mining and milling in the Black Mountains, western Mohave County, Arizona,

•	US Bur. Mines Info. Circ. 6901: 48; Niemuth, N.J. (1987), Arizona Mineral Development 1984-1986, AZ Dept. Mines & Min. Resources Directory 29;AZ Dept. Min. Resources (ADMR) Portland Mine file;

•	Bur. Land Mgmt. Arizona Mining claim file No. 28157;

•	MRDS files #10088844 & 10283253.

An open pit gold mine located between the Black Mountains North and Burns Spring Wilderness Study areas on the west side of the Black Mountains. Probably discovered in the early 1930's as an underground and surface mine. Mining operations began in 1935 or early 1936. Estimated to have been closed in the early 1940's and reopened by the Western States Minerals Corp. in March, 1985 and produced gold between 1985 and 1989. Mineralization is a 5 to 20 foot thick, north-trending, brecciated quartz and calcite vein, striking approximately north and dipping 20º to 30º east and in 10 to150 feet of stockwork in the footwall. Undated quartz diorite and basalt dikes are exposed in the footwall, and Tertiary andesite and latite make up the hanging wall. Altered rhyolite, which crops out in both wilderness study areas, NE of the mine, has anomalous surface and sub-surface gold concentrations. Workings are an open pit mine and approximately 1,000,000 tons of ore was removed in the most recent mining period.

Optionor granted unto the Company exclusive and irrevocable right, during the due diligence review term of this agreement, of first refusal and first option to purchase, upon the terms and conditions within the agreement, Optionor’s property is situated in Mohave County, Arizona, including without limitation the above described property together with all improvements located thereon. The right of first refusal or first option to purchase may only be exercised by the Company within fourteen days (14) days from notification by Optionor that Optionor’s desires to sell the subject property. Optionor is obligated to provide such notice to the Company prior to offering the subject property to a third party. The Compn shall be responsible for any and all property payments due to any governmental authority on the Property during the terms of this Option Agreement. The Company will also be responsible for reclamation for any areas disturbed by the Company.

The Company has the right to remove and conduct evaluation of five hundred tons (500) of material that is stockpiled on the Property in the due diligence review with respect to the Property and title thereto and shall be satisfied with same, in its sole discretion. The cost of the evaluation is estimated to be $100,000 and will come out of the working capital budget.

The Agreement provides for the deeding of the claims from Optionor to the Company at Closing, and a recordation of said deed allowing the Company to explore, extract and process material on the property throughout the term of the agreement. In consideration of such transfer in advance of full payment, the Company will grant to Optionor a first position security interest in the two patented mining claims until such time as the purchase price has been paid in full; at which time the security interest shall terminate, by providing to Optionor, the owner of said claims, an original, notarized and signed quit claim deed back to the said property in the event of default or termination. Optionor shall hold said deed and agrees not to file said deed unless Buyer is in default of this Agreement, or the Company voluntarily terminates this Agreement. If the Company sells said Property, Optionor agrees to destroy said deed, or deliver to the Company for destruction, once the Company has paid Optionor in full for the purchase of said Property.

The Company, at its sole discretion, may abandon all interests and cease mineral exploration and extraction work on the Property at any time by providing at least 30 days written notice, the “Termination Notice”, to the Optionor. The Company shall have not further obligations to the Optionor in regards to option payments, exploration and extraction work payments as of the effective date of the “Termination Notice”.

There is no guarantee that the Company will be able to raise this or any amount of additional capital and a failure to do so would have a significant adverse effect on the Company’s ability, or would cause significant delays in its ability to address the market for exploration, developing, mining and processing minerals and achieve its Business Plan, it estimated the minimum amount of capital the company needs to raise over the next twelve months is $1 million to continue operations. Neither the Company nor any of its advisors or consultants has significant experience in raising funds similar to the $15,000,000 estimated to be required,

Going Concern

Because we only had $200 in cash at March 31, 2012, our most recent fiscal year-end, the report of our independent registered public accounting firm on our financial statements for the period ended March 31, 2012 contained an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. Our auditors’ opinion is based upon our operating losses and our need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, explore and produce precious metals, and ultimately generate revenues from the sale of these products. Although there are no formal dates or agreements with Company’s directors, they have agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

Results of Operations

During the three months ended September 30, 2012, which was the second quarter of our fiscal year ending March 31, 2013, we had no revenue and incurred general and administrative expenses of $66,527. Our net loss was $66,527, due to general and administrative expenses. General and administrative expenses for the second quarter of fiscal 2013 consisted of $66,527 for administrative support, which mostly consisted of document preparation for formation and EDGAR filings with the SEC.

For the six months ended September 30, 2012, we had no revenue and incurred general and administrative expenses of $73,527. Our net loss was $73,527, due to general and administrative expenses. General and administrative expenses for the first six months of fiscal 2012 consisted of $73,527 for administrative support, which mostly consisted of document preparation for formation and EDGAR filings with the SEC.

For the period from inception (February 6, 2012) through September 30, 2012, the Company had no activities that produced revenues from operations and had a net loss of $(75,327), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in February 2012 and other SEC-related compliance matters.

To date, our general and administrative expenses have been funded by Accelerated Venture Partners, LLC, or AVP. Expenses include legal fees, accounting fees, costs associated with SEC filings and preparation of documents. There is no formal agreements in place with AVP for the repayment of the expenditures.

We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase significantly as compared to the period ended September 30, 2012. In addition, we expect to incur exploration and processing expenses as we seek to advance our operations

Liquidity and Capital Resource

As of September 30, 2012, we had a cash balance of only $1,073 in cash and $3,000,000 in other assets that include mine tailings and dumps, the land, water rights and the milling facility (the buildings and equipment). We accrued expenses of approximately $75,328, of which $71,800 is due to AVP a related party. We had a stockholders’ deficit of $70,727 and no means to pay the liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of the Company until the financing can be completed.

We have recorded the estimated fair value of the Greentech mining and milling assets as an aggregate amount on our condensed balance sheet. The assets include the land, water rights and the milling facility (the buildings and equipment).

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (February 6, 2012) through December 31, 2012

Operating activities	$(3,527)
Investing activities	-
Financing activities	$4,600

Net effect on cash	$1,073

If the Company succeeds in raising additional funds, at which point the administrative operating expenses will be due. However, AVP may seek to force earlier payment of the amounts which we owe, or AVP may decide in the future not to continue funding costs on behalf of Greentech, although we are not aware of any plans for them to do so. If we are not successful in raising additional capital, we may not be able to pay our liabilities and may have to cease operations .

We have a consulting agreement with AVP under which AVP has agreed to provide us with certain advisory services that include reviewing our business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding our operations and business strategy. Under the consulting agreement, cash compensation of $600,000 is due to AVP upon our securing $10 million in available cash from funding, and an additional $300,000 is due upon our securing $15 million in available cash from funding (inclusive of the first $10 million ). The cash compensation is to be paid to AVP at the rate of $37,500 per month. The total cash compensation to be received by AVP under the consulting agreement is not to exceed $900,000 unless we receive an amount of funding in excess of $15 million. If we receive equity or debt financing that is an amount less than $10 million , in between $10 million and $15 million, or greater than $15 million, the cash compensation earned by the AVP under its consulting services agreement will be prorated. We have the option to make a lump sum payment to AVP in lieu of the monthly cash payments.

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

ITEM 4T. CONTROLS AND PROCEDURES.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. (REMOVED AND RESERVED).

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 11, 2013
GREENTECH MINING INTERNATIONAL, INC.

	By:	/s/ Matthew J. Neher
Matthew J. Neher
President/ CEO

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document