Form 10-Q
period 2012-12-31
GREENTECH MINING INTERNATIONAL, INC.
filed 2013-02-14
CIK 1542628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 31,000,000 shares outstanding as of .February 13, 2013.

INDEX

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):	3

	Balance Sheets as of December 31, 2012 (unaudited) and March 31, 2012 (audited)	3

	Statements of Operations for the three and nine months ended December 31, 2012 and period from inception (February 6, 2012) through December 31, 2012(unaudited)	4

	Statements of Cash Flows for the nine months ended December 31, 2012 and period from inception (February 6, 2012) through December 31, 2012 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T.	Controls and Procedures	20

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	(Reserved and Removed)	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

	Signatures	21

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	March 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$778	$200
Total current assets	778	200

Other asset – exploration rights	3,000,000	-

Total assets	$3,000,778	$200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Due to shareholder	$104,798	-
Due to Greentech Mining Utah	3,000,000	-
Total liabilities	$3,104,798	-

Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 5,000,000 and 31,000,000 shares issued and outstanding as of December 31, 2012 and March 31, 2012, respectively	3,100	500
Additional paid-in capital	1,500	1,500
Accumulated deficit	(108,620)	(1,800)

Total stockholders’ equity (deficit)	(104,020)	200

Total Liabilities and Shareholders’ Equity (Deficit)	$3,000,778	$200

The accompanying notes are an integral part of these financial statements.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three months ended December 31, 2012	Nine months ended December 31, 2012	Inception (February 6, 2012) through December 31 (Cumulative)

Revenues	$—	$—	$—

Operating expenses
General and administrative	33,293	106,820	(108,620)

Net loss	(33,293)	$(106,820)	$(108,620)

Basic and diluted net loss per share	$-	$-

Weighted Average Common Shares Outstanding – Basic and Diluted	$31,000,000	$22,835,766

The accompanying notes are an integral part of these financial statements.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDER DEFICIT
(Unaudited)

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31, 2012	Inception (February 6, 2012) through December 31, 2012 (Cumulative)
OPERATING ACTIVITIES:
Net loss	$(106,820)	(108,620)
Change in operating assets and liabilities:
Due to shareholder	104,798	104,798

Net cash used in operating activities	(2,022)	(3,822)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	2,600	4,600
Net cash provided by financing activities	2,600	4,600
Net increase in cash	578	778

Cash at beginning of period	200

Cash at end of period	$778	778

Supplemental disclosure of non-cash investing transactions:
Exploration rights purchased on short term debt	$3,000,000	$3,000,000

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

During the nine months ended December 31, 2012, the Company entered into an employment agreement under which it agreed to grant options to purchase 1,750,000 shares of common stock to its officer. Pursuant to the terms of each of the employment agreements, the options will vest over approximately four years from the date of the officer’s commenced employment and will have an exercise price of $0.0001 per share. The Company granted options to these officers at the $0.0001 per share exercise price, in part, because the employment agreements do not provide for the officers to receive any cash compensation until the Company secures at least $2 million in financing.

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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of options granted during the nine months ended December 31, 2012 was $0.

The Company has reserved a total of 7,500,000 shares of common stock for issuance under its stock award plan, and issued 1,750,000 as of December 31, 2012 and per our Company’s Stock Plan the plan re-triggers to 25% of the total outstanding shares on January 1, 2013, therefore as of December 31, 2012 the Company has a reserve of 5,750,000 shares of common stock for issuance under its stock award plan.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $108,620, due to shareholder of $104,798 and cash of $778 as of December 31, 2012. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, explore and produce precious metals, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

3. Significant Accounting Policies

The significant accounting policies followed are:

BASIS OF PRESENTATION - The accompanying unaudited financial statements primarily reflect the financial position, results of operations and cash flows of Company (as discussed above).  The accompanying unauditedconsolidated financial statements of Company have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013, or for any other period.  Amounts related to disclosures of March 31, 2012, balances within those interim financial statements were derived from the audited 2011 financial statements and notes thereto filed on Form 10-K on June 26, 2012.

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

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

3. Significant Accounting Policies (continued)

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company's notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

4. Equity Transactions (continued)
•	Milestone 1 – Company’s right of repurchase will lapse with respect to 60% of the shares upon securing $10 million in available cash from funding;
•	Milestone 2 – Company’s right of repurchase will lapse with respect to 40% of the Shares upon securing $15 million in available cash (inclusive of any amounts attributable to Milestone 1).

As of December 31, 2012, there were 31,000,000 shares issued and outstanding and 7,500,000 shares of common stock were reserved for issuance under the Company’s Stock Option Plan and 5,500,000 of these shares remained available for future issuance as of December 31, 2012. There were 69,000,000 shares of common stock available for future issuance.

5. Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of December 31, 2012 the Company had a loss and for the period February 6, 2012 (date of inception) through December 31, 2012.   The net operating losses resulting from operating activities result in deferred tax assets of approximately $108,620 at the effective statutory rates which will expire by the year 2031.  The deferred tax asset has been off-set by an equal valuation allowance.

There are no current or deferred income tax expense or benefit recognized for the period ended December 31, 2012.

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

The term of the Option Agreement is for three (3) years from the effective date set forth above, and may be renewed by the Company for successive three (3) year periods upon substantially the same terms and provisions as set forth herein based upon the then-capital structure of the Company, until declared forfeited and canceled by Owner or relinquished by the Company, as described in Note 8. The Company shall give Owner written notice of each renewal at least thirty (30) days prior to expiration of the respective three-year term. The Option Agreement shall automatically renew and continue so long as ores, minerals, or metals are produced or sold from the Henry Mountain Project on a continuous basis. The Company shall have the continuing right to terminate the Option Agreement at any time and to surrender the Henry Mountain Project to Owner by giving Owner written notice thereof at least 30 days prior to the stated date of termination. Termination of the Option Agreement shall not relieve the Company of its obligation to pay all royalties due to Owner as well as its pro-rata share of taxes and fees. The Company has received a verbal agreement from the Owner to extend the payment dates in the agreement from December 1, 2012 to May 1, 2013.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

6. Option Agreements (continued)

On September 22, 2012, the Company entered into a Mineral Claim Option Agreement (MCOA). Pursuant to the agreement, the Company has an option to purchase a 100% interest in certain mining claims located in the state of Arizona over twelve months, as described in Note 8. The Company was granted the exclusive and irrevocable right during the agreement and the first right of refusal on any offer received by Optionor during the first sixty days of the agreement on the property The right of first refusal or first option to purchase may only be exercised by the Company within fourteen days (14) days from notification by Optionor that Optionor’s desires to sell the subject property and Optionor is obligated to provide such notice to the company prior to offering the subject property to a third party. The Company has not exercised the option and is still evaluating the property and material.

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

The President and majority stockholder of Greentech Mining Inc. and Greentech Mining Utah LLC is Matthew Neher, a director and CEO of the Company since June 26 2012. Mr. Neher was the principal developer of the processing plant and acquired the mining claims optioned the by the Company on September 17, 2012. Matthew also controls Novus Aurum Trust the majority shareholder of the Company. From inception through December 31, 2012, the Company paid $0 cash to Matthew Neher and accrued $24,700 for expenses due to Matthew Neher and Novus Aurum Trust. See Note 4 for a description of the stock transaction involving Novus Aurum Trust. See Note 6 for a description of the Option Agreement with Greentech Mining Inc Greentech Mining Utah LLC. Also see Note 8 for a description of commitments to Greentech Mining Inc. and Greentech Mining Utah LLC under the Option Agreement.

The Managing Partner of AVP is Timothy Neher, a director of the Company and the only officer of the Company prior to June 26, 2012. From inception through December 31, 2012, the Company paid $302 cash to AVP and accrued $80,098 for expenses due to AVP. See Note 4 for a description of the stock transactions involving AVP. See Note 8 for a description of commitments to AVP.

For the nine months ended December 31, 2012, we had no revenue and incurred general and administrative expenses of $106,820. Our net loss was $106,820, due to general and administrative expenses. General and administrative expenses for the first nine months of fiscal 2012 consisted of $24,700 for the mining equipment and $82,120 for administrative support, which mostly consisted of document preparation for formation and EDGAR filings with the SEC. The $24,700 mining equipment is paid by Matthew Neher, the CEO of the Company.

8. Commitments and Contingencies

On June 28, 2012, the Company entered into a Consulting Services Agreement with AVP.  The agreement requires AVP to provide the Company with certain advisory services that include reviewing the Company’s business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding the Company’s operations and business strategy. Cash compensation of $600,000 is due upon the Company securing $10 million in available cash from funding, and an additional $300,000 is due upon the Company securing $10 million in available cash from funding (inclusive of the first $5 million). The cash compensation is to be paid to AVP at the rate of $37,500 per month. The total cash compensation to be received by AVP is not to exceed $900,000 unless the Company receives an amount of funding in excess of $15 million. If the Company receives equity or debt financing that is an amount less than $10 million, in between $10 million and $15 million, or greater than $15 million, the cash compensation earned by the AVP under its consulting services agreement will be prorated. The Company has the option to make a lump sum payment to AVP in lieu of the monthly cash payments. The Company will allow the Consultant to invest up to an additional $5 million in any future debt or equity offering of the Company on the same terms and conditions offered to other participants in such offerings. The Consultant will not be obligated to participate in any such offerings. Accelerated Venture Partners has executed ten consulting agreements with public shell companies it formally controlled. Of the ten consulting services agreements, one was terminated by Accelerated Venture Partners, one is expired and the company has not elected to terminate the agreement and repurchase the consulting share. Furthermore, the remaining eight companies have either renewed consulting agreements with Accelerated Venture Partners or are under the original consulting agreement.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

8. Commitments and Contingencies (continued)

On September 17, 2012, Greentech Mining International, Inc. entered into an Operating, Exploration and Option to Purchase Agreement (“Option Agreement”) with Greentech Mining, Inc. a Delaware Corporation and Greentech Mining Utah, LLC a Utah limited liability company, (“Owners”). Under the terms of the Option Agreement the Company shall make payment to Owner for the initial consideration of three million dollars ($3,000,000) with the first payment of one million dollars being made on or before November 1, 2012 and the remaining balance paid in ten (10) consecutive payments of $200,000 beginning on December 1, 2012 (note that all payments due have been verbally extended until May 1, 2013). In addition to the consideration set forth herein, Contractor shall pay Owner a Five Percent (5%) Net Smelter Royalty on all mineral bearing ores once Commercial Production has commenced. “Commercial Production” means the commercial-scale operation of any part of the Henry Mountain Project as a Mine by, or on behalf of, the Company. The Company shall perform exploration, mining, development, production, processing or any other activity (“Work” herein) which benefits the Henry Mountain Project at a minimum cost of $3,000,000 for the first year, $3,000,000 for the second year, and $3,000,000 for the third year of the Option Agreement. Additionally, the Owners granted to Company the sole and exclusive option to purchase all of the Owner’s rights, title and interest in the Henry Mountain Project for a total purchase price of two million dollars ($2,000,000), plus a perpetual two percent (2%) Net Smelter Royalty (“NSR”). The Company has entered into a verbal agreement with the Owner to extend the payment terms that were to begin on December 1, 2012 to beginning on May 1, 2013 and the monthly payments will begin on June 1, 2013.

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

Optionor granted the Company the exclusive and irrevocable right during the agreement and the first right of refusal on any offer received by Optionor during the first sixty days of the agreement on the property situated in Mohave County, Arizona. The right of first refusal or first option to purchase may only be exercised by the Company within fourteen days (14) days from notification by Optionor that Optionor’s desires to sell the subject property. Optionor is obligated to provide such notice to Company prior to offering the subject property to a third party. The Company shall be responsible for any and all property payments due to any governmental authority on the Property during the terms of this Option Agreement and will also be responsible for reclamation for any areas disturbed by Company. The Company has not exercised the option and is still evaluating the property and material.

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

Plan of Operation

Greentech Mining International, Inc. is a precious metals mining exploration and processing company that has identified potential mining projects both domestically and internationally that it intends to develop into producing mines. The Company’s initial project is the Henry Mountain Project that consists of all 671 acres of Section 36, Township 29 South, Range 11 East, Salt Lake Base and Meridian, in Wayne County, Utah upon which an operating gravimetric circuit (system to separate minerals by weight) has been built on the private property.  In addition, the Henry Mountain Project includes the following Federal Government owned mining claims managed by the Bureau of Land Management (“BLM”):

GOLDEN EAGLE CLAIM GROUP, 105 Placer Claims (loose material such as sand or gravel) totaling 2100 acres – Garfield County, Utah
Claim Numbers UMC 413213 - UMC413309
Claim Numbers UMC414263 – UMC 414270

SILVER EAGLE CLAIM GROUP, 25 Lode Claims (hard rock deposit) totaling 500 acres – Garfield County, Utah
Claim Numbers UMC414271 – UMC414295

BALD EAGLE CLAIM GROUP, 43 Lode Claims (hard rock deposit) totaling 860 acres – Garfield County, Utah
Claim Numbers UMC414196 – UMC414238

COPPER EAGLE CLAIM GROUP, 24 Lode Claims (hard rock deposit) totaling 480 acres – Garfield County, Utah
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

Phase I may require up to sixteen weeks for the base work and an additional two to three months for analysis, evaluation of the work completed and the preparation of a report.  The cost for Phase I is inclusive the aforementioned expenses and includes wages, fees, geological and geochemical supplies, assaying, equipment, trucking and operation costs. It was our intention to carry the work out in 2012 and early 2013, predicated on completion of the off the financing described in this document and as of the date of this filing the Company has not received the financing to proceed with this plan of operation. Once the Company is financed and has completed Phase I we will assess the results of this program upon receipt of an appropriate engineering or geological report. It is our intention to retain a US-educated geoscientist to evaluate and conform to American standards the phase I work program and to author a report to American standards for future capital raising.  Phase II is not planned to be carried out until 2013 and will be contingent upon favorable results from phase I and specific recommendations of a professional geoscientist based on those results. Favorable results means that a geoscientist, engineer or other recognized professional states that there is a strong likelihood of value being added by transitioning into a precious metals production company, makes a written recommendation that we proceed to the next phase of production, a resolution is approved by the Board of Directors of the Company indicating such work should proceed and that it is feasible to finance the next phase of production.

Under the terms of the Option Agreement the Company shall make payment to Owner for the initial consideration of three million dollars ($3,000,000) with the first payment of one million dollars (1,000,000) being paid on or before May 1, 2013 (verbally amended by the Owner from November 1, 2012) and the remaining balance made in ten (10) consecutive payments of $200,000 beginning on June 1, 2013 (verbally amended by the Owner from December 1, 2012).  Owner warrants and covenants that it will utilize the funds to remove encumbrances and hold full title and exclusive possession of the Mines and Processing Plant free and clear from all grants, sales, liens, defects, adverse claims and encumbrances of any kind by November 15, 2013.

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

Owner also granted the Company the sole and exclusive option to purchase all of Owner’s right, title and interest in the property (the Contracted Mines and Processing Plant) for a total purchase price of TWO MILLION dollars ($2,000,000), plus a perpetual two percent (2%) Net Smelter Royalty (hereinafter referred to as the “Purchase Price”). The Purchase Price may be paid in cash or other cash equivalent as mutually agreed by the Owner and Company. Exercise of the option shall be no sooner than November 15, 2013 unless Owner removes the estimated $1.4 million in encumbrances and holds full title and exclusive possession of the Contracted Mines and Processing Plant free and clear from all grants, sales, liens, defects, adverse claims and encumbrances of any kind prior to November 15, 2013 or if Owner utilizes all or a portion of the purchase price to remove all encumbrances and holds full title and exclusive possession of the Contracted Mines and Processing Plant free and clear from all grants, sales, liens, defects, adverse claims and encumbrances of any kind to be so transferred.  Exercise of the option shall be effective upon delivery of written notice thereof to Owner at Owner’s business address or the address of Owner’s registered agent. The Company shall deliver to Owner a negotiable instrument in the full amount of the Purchase Price in exchange for properly executed and acknowledged Deeds and/or other indicia of ownership in recordable form. Closing shall occur within sixty (60) days after exercise of the option.

The term of the Agreement is for three (3) years from the effective date set forth above, and may be renewed by the Company for successive three (3) year periods upon substantially the same terms and provisions as set forth herein based upon the then-capital structure of the Company, until declared forfeited and canceled by Owner or relinquished by GMI as provided herein. The Company shall give Owner written notice of each renewal at least thirty (30) days prior to expiration of the respective three-year term. The Option Agreement shall automatically renew and continue so long as minerals, or metals are produced or sold from the Henry Mountain Project on a continuous basis. The Company shall have the continuing right to terminate the Agreement at any time and to surrender the Henry Mountain Project to Owner by giving Owner written notice thereof at least 30 days prior to the stated date of termination. Termination of the Option Agreement shall not relieve GMI of its obligation to pay all royalties due to Owner hereunder as well as its pro-rata share of taxes and fees.

The Company’s funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding.

The Company will require significant additional financing in order to advance the Company’s business plan, achieve the milestones and generate revenue to avoid the discontinuation of the Option Agreement. We intend on seeking financing for Phase I that includes $554,750 for management and exploration, $1,896,750 for our option, equipment at the mine site and processing plant and 548,500 for other general operating expenses for a total of $3 million. The Company will also seek financing for Phase II that includes $2,164,250 for management and exploration, $8,174,250 for our option, equipment at the mining site and processing plant and $1,661,500 for other general operating expenses for a total of $12 million The Company therefore intends to raise an aggregate of $15 million in 2013, the proceeds of which would be utilized as follows:

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
______________

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

The Agreement provides for the deeding of the claims from Optionor to the Company at Closing, and a recordation of said deed allowing the Company to explore, extract and process material on the property throughout the term of the agreement. In consideration of such transfer in advance of full payment, the Company will grant to Optionor a first position security interest in the two patented mining claims until such time as the purchase price has been paid in full; at which time the security interest shall terminate, by providing to Optionor, the owner of said claims, an original, notarized and signed quit claim deed back to the said property in the event of default or termination. Optionor shall hold said deed and agrees not to file said deed unless Buyer is in default of this Agreement, or the Company voluntarily terminates this Agreement. If the Company sells said Property, Optionor agrees to destroy said deed, or deliver to the Company for destruction, once the Company has paid Optionor in full for the purchase of said Property. The Company has not exercised the option and continues to evaluate the property and material.

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

Results of Operations

During the three months ended December 31, 2012, which was the third quarter of our fiscal year ending March 31, 2013, we had no revenue and incurred general and administrative expenses of $33,293. Our net loss was $33,293, due to general and administrative expenses. General and administrative expenses for the third quarter of fiscal 2013 consisted of $24,700 for the mining equipment and $8,593 for administrative support, which mostly consisted of document preparation for formation and EDGAR filings with the SEC.

For the nine months ended December 31, 2012, we had no revenue and incurred general and administrative expenses of $106,820. Our net loss was $106,820, due to general and administrative expenses. General and administrative expenses for the first nine months of fiscal 2012 consisted of $24,700 for the mining equipment and $82,120 for administrative support, which mostly consisted of document preparation for formation and EDGAR filings with the SEC.

For the period from inception (February 6, 2012) through December 31, 2012, the Company had no activities that produced revenues from operations and had a net loss of $108,620, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in February 2012 and other SEC-related compliance matters.

To date, our general and administrative expenses have been funded by Accelerated Venture Partners, LLC, or AVP. Expenses include legal fees, accounting fees, costs associated with SEC filings and preparation of documents. The mining equipment has been funded by Matthew Neher and Novus Aurum Trust and there is no formal agreement in place with AVP or Novus Aurum Trust for the repayment of the expenditures.

We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase significantly as compared to the period ended December 31, 2012. In addition, we expect to incur exploration and processing expenses as we seek to advance our operations.

Liquidity and Capital Resource

As of December 31, 2012, we had a cash balance of only $778 in cash and $3,000,000 in other assets that include the land, water rights and the milling facility (the buildings and equipment). We accrued expenses were approximately $108,620, of which $80,098 is due to AVP and $24,700 due to Matthew Neher and Novus Aurum Trust related parties. We had a stockholders’ deficit of approximately $104,020 and no means to pay the liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of the Company until the financing is completed.

We have recorded the estimated fair value of the Greentech mining and milling assets as an aggregate amount on our condensed balance sheet. The assets include the land, water rights and the milling facility (the buildings and equipment).

The following is a summary of the Company's cash flows from operating, investing, and financing activities:
For the Cumulative Period from Inception (February 6, 2012) through December 31, 2012

Operating activities	$(108,620)
Investing activities	-
Financing activities	$109,398

Net effect on cash	$778

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

The Company will require significant additional financing in order to advance the Company’s business plan, achieve the milestones and generate revenue to avoid the discontinuation of the Option Agreement, including the following estimated amounts for research, development and commercialization expenses related to the operations. The Company therefore intends to raise an aggregate of $15 million in 2013, and the funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding.

We have a consulting agreement with AVP under which AVP has agreed to provide us with certain advisory services that include reviewing our business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding our operations and business strategy. Under the consulting agreement, cash compensation of $600,000 is due to AVP upon our securing $10 million in available cash from funding, and an additional $300,000 is due upon our securing $15 million in available cash from funding (inclusive of the first $10 million). The cash compensation is to be paid to AVP at the rate of $37,500 per month. The total cash compensation to be received by AVP under the consulting agreement is not to exceed $900,000 unless we receive an amount of funding in excess of $15 million. If we receive equity or debt financing that is an amount less than $10 million, in between $10 million and $15 million, or greater than $15 million, the cash compensation earned by the AVP under its consulting services agreement will be prorated. We have the option to make a lump sum payment to AVP in lieu of the monthly cash payments.

If we do not raise additional funds of at least $6.5 million for the advancement of our option agreements by December 1, 2014, we will lose our rights to the options; at least $1 million of these additional funds must be raised before May 1, 2013 (amended form December 1, 2012), and at least $4.75 million must be raised before July 12, 2014.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

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

Dated: February 13, 2013
GREENTECH MINING INTERNATIONAL, INC.

	By:	/s/ Matthew J. Neher
Matthew J. Neher
President/ CEO

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

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