Form 10-Q/A
period 2012-09-30
GREENTECH MINING INTERNATIONAL, INC.
filed 2013-03-22
CIK 1542628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2
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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 31,000,000 shares outstanding as of March 21, 2013 .

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENTECH MINING INTERNATIONAL, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	September 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$1,073	$200
Total current assets	1,073	200
Mineral Properties and Milling Assets	3,000,000	-
Total assets	3,001,073	200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued expenses due to founder	71,800	0
Due to Greentech Mining Utah	3,000,000	-
Total liabilities	3,071,800	0

Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,000,000 and 31,000,000 shares issued and outstanding as of September 30, 2012 and March 31, 2012, respectively	3,100	500
Additional paid-in capital	1,500	1,500
Accumulated deficit	(75,327)	(1,800)

Total stockholders’ Equity (Deficit)	(70,727)	200

Total Liabilities and Shareholders’ Equity (Deficit)	$3,001,073	$200

The accompanying notes are an integral part of these financial statements.

GREENTECH MINING INTERNATIONAL, INC.
(An Exploration Stage Company)
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

GREENTECH MINING INTERNATIONAL, INC.
(An Exploration Stage Company)
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

GREENTECH MINING INTERNATIONAL, INC.
(An Exploration Stage Company)
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
(An Exploration Stage Company)
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

The Company is currently in the exploration stage. All activities of the Company to date relate to its organization and acquiring rights to explore and produce precious metals. The Company does not have any known ore reserves according to the definition of ore reserves under Industry Guide 7 promulgated by the Securities and Exchange Commission (“SEC”).

Mineral Properties and Milling Assets

Mineral property and milling asset acquisition costs are recorded at cost as an aggregate amount on our condensed balance sheet and the mineral properties are deferred until the viability of the property is determined. Exploration, mineral property evaluation, option payments, related acquisition costs for mineral properties acquired under an option agreement, general overhead, administrative and holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred. When reserves are determined for a property and a bankable feasibility study is completed, subsequent exploration and development costs on the property would be capitalized. If a project were to be put into production, capitalized costs would be depleted on the unit of production basis.

GREENTECH MINING INTERNATIONAL, INC.
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Management reviews the net carrying value of each mineral property and milling assets as changes may materialize with an asset  or at a minimum, on a quarterly basis. Where information and conditions suggest impairment under ASC 360-10-35-17 , estimated future net cash flows from each asset are calculated using estimated future prices, proven and probable reserves and value beyond proven and probable reserves, and operating, capital and reclamation costs on an undiscounted basis. If it is determined that the future cash flows are less than the carrying value, a write-down to the estimated fair value is made with a charge to loss for the period. Where estimates of future net cash flows are not available and where other conditions suggest impairment, management assesses if the carrying value can be recovered. Furthermore, if the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

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
(An Exploration Stage Company)
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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the exploration stage of $75,327, due to shareholder of $71,800 and cash of $1,073 as of September 30, 2012. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, explore and produce precious metals, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

3. Significant Accounting Policies

The significant accounting policies followed are:

BASIS OF PRESENTATION - The accompanying unaudited financial statements primarily reflect the financial position, results of operations and cash flows of Company (as discussed above).  The accompanying unaudited consolidated financial statements of Company have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013, or for any other period.  Amounts related to disclosures of March 31, 2012, balances within those interim financial statements were derived from the audited 2011 financial statements and notes thereto filed on Form 10-K on June 26, 2012.

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
(An Exploration Stage Company)
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

GREENTECH MINING INTERNATIONAL, INC.
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

On February 6, 2012 , the Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company's financial statements.

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
(An Exploration Stage Company)
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
(An Exploration Stage Company)
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

GREENTECH MINING INTERNATIONAL, INC.
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Optionor granted the Company the exclusive and irrevocable right during the agreement and the first right of refusal on any offer received by Optionor during the first sixty days of the agreement on the property situated in Mohave County, Arizona. The right of first refusal or first option to purchase may only be exercised by the Company within fourteen days (14) days from notification by Optionor that Optionor’s desires to sell the subject property. Optionor is obligated to provide such notice to Company prior to offering the subject property to a third party. The Company shall be responsible for any and all property payments due to any governmental authority on the Property during the terms of this Option Agreement and will also be responsible for reclamation for any areas disturbed by Company .

As permitted under Delaware law and in accordance with its Bylaws, Greentech Mining International indemnifies its officers and directors for certain expenses incurred from legal or other proceedings that arise as a result of the director or officer’s service to the Company. There is no limitation on the term of the indemnification and the maximum amount of potential future indemnification is unlimited. The Company currently does not have a directors and officers insurance policy that could limit its exposure and enable it to recover a portion of any future amounts paid .

From time to time, the Company may be involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any matters that it believes are likely to have a material adverse effect on its financial position or results of operations.

GREENTECH MINING INTERNATIONAL, INC.
(An Exploration Stage Company)
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
(An Exploration Stage Company)
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
(An Exploration Stage Company)
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

Overview

We are a exploration stage mining company that recently acquired options to explore and operate mining activities which include a processing plant, 3,940 acres of mining claims in Utah and 60 acres of patented mining claims in Arizona. Before we entered into the mining option agreements we were a “blank check” company and had no operations. Shares of our common stock are not registered for resale, and accordingly there is no public trading market for our common stock. We have a very limited amount of cash and will have to raise significant funds in order to further develop our product candidates.
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

The Company intends to take a two-phase approach to expanding operations and conduct exploration efforts on the Henry Mountain claim groups. In Phase I, the Company will amend the existing processing facility’s Conditional Use Permit that on September 6, 2012 began a new term and automatically renews as long as there is no adverse effect on the community. The permit allows us to engage in mineral processing activities and conduct business under conditions designed to protect the neighborhood and the community. The amended permits would allow the Company to increase the scope of operations from R&D and pilot scale operations (10 tons of material per hour) to commercial scale operations (100 tons per hour)  and is intended to include the utilization of a leaching system, flotation system and electrowinning system. The Company estimates that the amended permitting process will take approximately one hundred eighty days for the Wayne County Planning Commission to review and approve the amendment. In parallel, GMI will fabricate install and test additional equipment for processing material imported from other mines in preparation of achieving commercial level production. During this phase the Company will also test gravel samples from several mines to determine the feasibility of importing and processing mined material from third parties.

Once we have defined a proven or probable reserve at the mine sites and a bankable feasibility study the Company intends to screen the material removing all oversize rock and debris which carry very little value.  Then the material would be transported by truck to the GMI facility that is currently fully equipped with a ten ton per hour gravity separation system, which is 12 miles from the Henry Mountain mine site. At the GMI facility the material would be stored in the material bins and sent to the crushing grinding facility where metals is intended to be further released from the rock by crushing techniques. Once crushed, the material is screened, classified by particle size and the heaver particles are sent to the triple deck and Deister table for final gravity separation designed to produce a black sand metal concentrate that can be smelted. Upon receiving the amended permit (as described above) the Company plans to upgrade the current system (10 tons per hour) to 100 tons per hour and incorporate a leach, flotation and electrowinning systems into the processing circuit. The enhancements of our extraction capabilities are intended increase the probability of producing a gold purity of 99.99 percent as part of our Phase II implementation.

Additional, Phase I includes the Company financing the approved BLM Plan of Operation reclamation bond for the Golden Eagle claim #103 and starting exploration under the current Small Mine permit. This phase will consist of validation of previous exploration programs completed by previous mine owners expanding our prospecting, mapping, sampling and ultimately diamond drilling (Exploration Expenses), our option agreement, equipment purchases for the mine site and the processing plant, effective mine planning ( Option and Processing Plant) and other general administrative expenses (Other Expenditures). The implementation will be facilitated at a cost of $3,000,000 to the Company as outlined in the table on page 18 below.

In Phase II, the Company will analyze the exploration data completed by certified and licensed professionals to determine the feasibility of executing the current Plan of Operations approved by the Division of Oil, Gas and Mining, (“DOGM”), and the BLM.  After the Company accesses the data, any modifications, if any, will be identified and the proper amendments will be submitted to DOGM and BLM for approvals. The Company will identify and implement the mining method(s) best adapted to maximize production, including: (i) effective extraction of material delineated by the exploration, mine geology and grade control department., (ii) proper handling of material and blending method to attain an economical grade without sacrificing the quality of the material (Exploration Expense), (iii) proper, effective and economical milling plant operation that can recover the gold at the highest percentage possible, and (iv) proper disposal of plant tails ( Option and  Processing Plant) and other general administrative expenses (Other Expenditures) as outlined in the table on page 18 below.

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

Phase I may require up to sixteen weeks for the base work and an additional two months for analysis, evaluation of the work completed and the preparation of a report.  The cost for Phase I is inclusive the aforementioned expenses and includes wages, fees, geological and geochemical supplies, assaying, equipment, trucking and operation costs. It is our intention to carry the work out in 2012 and early 2013, predicated on completion of the financing described in this document.  We will assess the results of this program upon receipt of an appropriate engineering or geological report. It is our intention to retain a US-educated geoscientist to evaluate and conform to American standards the phase I work program and to author a report to American standards for future capital raising.  Phase II is not planned to be carried out until 2013 and will be contingent upon favorable results from phase I and specific recommendations of a professional geoscientist based on those results. Favorable results means that a geoscientist, engineer or other recognized professional states that there is a strong likelihood of value being added by transitioning into a precious metals production company, makes a written recommendation that we proceed to the next phase of production, a resolution is approved by the Board of Directors of the Company indicating such work should proceed and that it is feasible to finance the next phase of production.  We are presently in the exploration stage of our business and under Industry Guide 7 companies cannot enter the development stage or production stage until they have defined a proven or probable reserve with a bankable feasibility study.

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

The Company will require significant additional financing in order to advance the Company’s business plan, achieve the milestones and generate revenue to avoid the discontinuation of the Option Agreement. We intend on seeking financing for Phase I that includes $454,750 for management and exploration, $2,196,750 for our option payments, processing plant and 348,500 for other general operating expenses for a total of $3 million. The Company will also seek financing for Phase II that includes $2,164,250 for management and exploration, $8,174,250 for our option, equipment at the mining site and processing plant and $1,661,500 for other general operating expenses for a total of $12 million The Company therefore intends to raise an aggregate of $15 million in 2012, the proceeds of which would be utilized as follows:

Management and Exploration related expenses:
	Phase I	Phase II	Total
Management 1	$172,250	$616,750	$789,000

Exploration 2	$282,500	1,547,500	1,830,000

Processing expenditures:

Option and Processing Plant	$2,082,750	7,532,250	9,615,000

Plant employees	$114,000	642,000	756,000

Other expenditures:

Advertising and Public Relations	$20,000	130,000	150,000

Rent and other payables	$103,700	303,000	406,700

Finance, legal, accounting and closing costs	$154,500	403,800	558,300

Increase in Working Capital	$70,300	824,700	1,895,000

Total Use of Proceeds	$3,000,000	$12,000,000	$15,000,000
____________

(1)   Includes base compensation, benefits and expenses for director-level, and above, domestic and international employees over a two year time frame with the number of management team members (4) ramping up commensurate with the staff build-up. Of the total, 65% is for base compensation, 13% for benefits and taxes, and 22% for expenses.

(2)   Compensation for an estimated domestic and international staff ramping up to 16 full-time-equivalent (FTE) exploration and processing plant employees over a one year time frame.  Of the total, 80% is for base compensation (average salary, $60,000); with 20% for benefits and taxes are included with general exploration costs.

Additionally, The Company enter into an option agreement on September 22, 2012 with Union Gulf Resources Ltd.(Optionor) for the Portland, Sunshine and Sunshine No. 2 Patented mining claims, situated in Sections 14 and 15, Township 23 North, Range 21 West of the Gila and Salt River Base and Meridian, Mohave County, Arizona, in the Minnesota Mining District, being shown on Mineral Survey No. 3757 on file in the Bureau of Land Management, as granted by Patent No. 909600 recorded September 1, 1923, in Book 32 of Deeds, Page 306; also known as Mohave County Parcel Numbers 35009001 (Sunshine & Sunshine #2) and 35009002 (Portland).

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

An open pit gold mine located between the Black Mountains North and Burns Spring Wilderness Study areas on the west side of the Black Mountains. Probably discovered in the early 1930's as an underground and surface mine. Mining operations began in 1935 or early 1936. Estimated to have been closed in the early 1940's and reopened by the Western States Minerals Corp. in March, 1985 and produced gold between 1985 and 1989. Mineralization is a 5 to 20 foot thick, north-trending, brecciated quartz and calcite vein, striking approximately north and dipping 20º to 30º east and in 10 to150 feet of stockwork in the footwall. Undated quartz diorite and basalt dikes are exposed in the footwall, and Tertiary andesite and latite make up the hanging wall. Altered rhyolite, which crops out in both wilderness study areas, NE of the mine, has anomalous surface and sub-surface gold concentrations. Workings are an open pit mine and approximately 1,000,000 tons of ore was removed in the most recent mining period (Charles Williams, geologist, Western States Minerals Corp., oral commun., 1988; Pete Drobeck, consultant, oral commun., 1988).

The Portland mine was reopened as an open pit by Western States Minerals Corp. in March 1985. Mining ceased, at least temporarily, in mid-1987. Leaching activity continued into 1988, and the claim was sold in March 1989. Approximately 1,000,000 of ore was removed in the most recent mining. Premining grade estimates were 0.06-0.07 troy oz of gold. Possible additional reserves were evaluated north, south, and east of the pit, along strike and downdip; this evaluation included drilling near the Portland vein and fault zone in early 1988. The open-pit mining plan assumed a gold price of $350/troy oz. A higher gold price could increase known reserves (Charles Williams, geologist, Western States Minerals Corp., oral commun., 1988; Pete Drobeck, consultant, oral commun., 1988).

A 2.5-ft-wide fault zone striking N. 80° E. and dipping 45° N. is exposed in a shaft a few hundred feet southeast of leach pads at the Portland mine. The zone cuts andesite and consists of red-brown gouge and brecciated andesite. A 2.5-ft-long chip sample collected across the fault zone contains 7,830 parts per billion (ppb) or 0.23 troy oz gold and 41 parts per million (ppm) or 1.2 troy oz silver. The fault zone is not traceable at the surface due to alluvial cover (Neubert, J.T., 1989, Mineral resources of the Black Mountains North (AZ-020-009) and Burns Spring (AZ-020-010) Wilderness Study Areas, Mohave County, Arizona: U.S. Bureau of Mines Open-File Report 1-89, 78 p.)

In October, 2012 the Company conducted limited testing to verify the previous reports on the property that included an estimated ton of material that was taken from three main areas of the Portland mine property to the processing facility in Hanksville, Utah. These samples were fire assayed by Copper State Analytical Lab before and after entering the gravity separation system. The first samples of approximately one third of a ton (666 pounds) was taken from the prior heap leach crushed material pile (AZWS) and before entering the gravity separation system fire assay results indicated that there was gold value in the material of .030 ounces per ton. When the AZWS material was fire assayed on completion of gravity separation it indicated that the gold value in the black sand concentrated material (AZWS Cons) was 2.99 ounces per ton. The second samples of approximately one third of a ton were red rocks ranging from 3-6 inches in diameter (AZR) taken from various areas on the property. These samples were crushed and fire assayed indicating gold values of .015 ounces per ton. The samples were then put through the gravity separation system and on completion were split into two groups AZR # 1 Cons and AZR #2 Cons. Testing results of AZR # 1 Cons indicated that the gold values were 3.55 ounces per ton in the fire assay. Testing results for AZR # 2 Cons indicated that the gold values were 9.69 ounces per ton in the fire assay. The third samples of approximately one third of a ton was white quartz’s looking rocks ranging from 3-6 inches in diameter (AZR) taken from various areas on the property. These samples were crushed and fire assayed indicating gold values of .259 ounces per ton. The samples were then put through the gravity separation system and on completion were split into two groups AZW # 1 Cons and AZW #2 Cons. Testing results of AZW # 1 Cons indicated that the gold values were 9.91 ounces per ton. Testing results for AZW # 2 Cons indicated that the gold values were 29.81 ounces per ton in the fire assay.

Pursuant to the agreement, the Optionor gave an option to purchase a 100% interest in certain mining claims located in the state of Arizona. In consideration of the option to purchase, Greentech Mining International, Inc. agreed to, provided that the Company has not abandoned the property, the Company will pay to the Optionor $3,500,000 US Dollars with the first payment of $750,000 on December 1, 2012, seven payments of $350,000 every three months starting March 1, 2013 and a final payment of $300,000 on December 1, 2014. The Company has entered into a verbal agreement with the Optionor to extend the payment terms that were to begin on December 1, 2012 to beginning on May 1, 2013, seven payments of $350,000 every three months starting August 1, 2013 and a final payment of $300,000 on May 1, 2015.

The Optionor granted unto the Company exclusive and irrevocable right, during the due diligence review term of this agreement, of first refusal and first option to purchase, upon the terms and conditions within the agreement, Optionor’s property is situated in Mohave County, Arizona, including without limitation the above described property together with all improvements located thereon. The right of first refusal or first option to purchase may only be exercised by the Company within fourteen days (14) days from notification by Optionor that Optionor’s desires to sell the subject property. Optionor is obligated to provide such notice to the Company prior to offering the subject property to a third party. The Company shall be responsible for any and all property payments due to any governmental authority on the Property during the terms of this Option Agreement. The Company will also be responsible for reclamation for any areas disturbed by the Company.

The Company has the right to remove and conduct evaluation of five hundred tons (500) of material that is stockpiled on the Property in the due diligence review with respect to the Property and title thereto and shall be satisfied with same, in its sole discretion. The cost of the evaluation is estimated to be $ 60,000 and will come out of the working capital budget.

The Agreement provides for the deeding of the claims from Optionor to the Company at Closing, and a recordation of said deed allowing the Company to explore, extract and process material on the property throughout the term of the agreement. In consideration of such transfer in advance of full payment, the Company will grant to Optionor a first position security interest in the two patented mining claims until such time as the purchase price has been paid in full,at which time the security interest shall terminate by Optionor.

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

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer (our principal executive officer principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report.

Based on this evaluation, our chief executive officer (our principal executive officer principal financial officer and principle accounting officer) concluded that as of the evaluation date our disclosure controls and procedures were not effective. Our procedures were designed to ensure that the information relating to our company required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer, as appropriate to allow for timely decisions regarding required disclosure. Management is currently evaluating the current disclosure controls and procedures in place to see where improvements can be made.

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

Dated: March 21, 2013
GREENTECH MINING INTERNATIONAL, INC.

	By:	/s/ Matthew J. Neher
Matthew J. Neher
President and Chief Executive Officer

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