Form 10-Q/A
period 2012-12-31
GREENTECH MINING INTERNATIONAL, INC.
filed 2013-03-22
CIK 1542628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 31,000,000 shares outstanding as of March 22, 2013.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENTECH MINING INTERNATIONAL, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	December 31,	March 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$778	$200
Total current assets	778	200

Mineral Properties and Milling Assets	3,000,000	-

Total assets	$3,000,778	$200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Due to shareholder	$104,798	-
Due to Greentech Mining Utah	3,000,000	-
Total liabilities	$3,104,798	-

Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 5,000,000 and 31,000,000 shares issued and outstanding as of December 31, 2012 and March 31, 2012, respectively	3,100	500
Additional paid-in capital	1,500	1,500
Accumulated deficit	(108,620)	(1,800)

Total stockholders’ equity (deficit)	(104,020)	200

Total Liabilities and Shareholders’ Equity (Deficit)	$3,000,778	$200

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the exploration stage of $108,620, due to shareholder of $104,798 and cash of $778 as of December 31, 2012. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, explore and produce precious metals, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

c.
Erecting, constructing, maintaining, using and operating any such buildings, structures, machinery, facilities and equipment the Company deems necessary, except that modifications to existing structures machinery, facilities and equipment require the prior approval of the Owner; and

d.	Engaging in any other activity that Contractor deems reasonable and necessary to achieve the foregoing purposes

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

Overview

We are a exploration -stage mining company that recently acquired options to explore and operate mining activities which include a processing plant, 3,940 acres of mining claims in Utah and 60 acres of patented mining claims in Arizona. Before we entered into the mining option agreements we were a “blank check” company and had no operations. Shares of our common stock are not registered for resale, and accordingly there is no public trading market for our common stock. We have a very limited amount of cash and will have to raise significant funds in order to further develop our product candidates.

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

Management and Exploration related expenses:
	Phase I	Phase II	Total
Management 1	$172,250	$616,750	$789,000

Exploration 2	$282,500	1,547,500	1,830,000

Processing expenditures:

Option, Mine Site and Processing Plant	$2,082,750	7,532,250	9,615,000

Plant employees	$114,000	642,000	756,000

Other expenditures:

Advertising and Public Relations	$20,000	130,000	150,000

Rent and other payables	$103,700	303,000	406,700

Finance, legal, accounting and closing costs	$154,500	403,800	558,300

Increase in Working Capital	$70,300	824,700	895,000

Total Use of Proceeds	$3,000,000	$12,000,000	$15,000,000
______________

(1)   Includes base compensation, benefits and expenses for director-level, and above, domestic and international employees over a two year time frame with the number of management team members (4) ramping up commensurate with the staff build-up. Of the total, 65% is for base compensation, 13% for benefits and taxes, and 22% for expenses.

(2)   Compensation for an estimated domestic and international staff ramping up to 16 full-time-equivalent (FTE) exploration and processing plant employees over a one year time frame.  Of the total, 80% is for base compensation (average salary, $60,000); with 20% for benefits and taxes are included with general exploxzration costs.

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

The Company has the right to remove and conduct evaluation of five hundred tons (500) of material that is stockpiled on the Property in the due diligence review with respect to the Property and title thereto and shall be satisfied with same, in its sole discretion. The cost of the evaluation is estimated to be $60,000 and will come out of the working capital budget.

The Agreement provides for the deeding of the claims from Optionor to the Company at Closing, and a recordation of said deed allowing the Company to explore, extract and process material on the property throughout the term of the agreement. In consideration of such transfer in advance of full payment, the Company will grant to Optionor a first position security interest in the two patented mining claims until such time as the purchase price has been paid in full at which time the security interest shall terminate, by Optionor.

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

If we do not raise additional funds of at least $6.5 million for the advancement of our option agreements by March 15, 2015, we will lose our rights to the options; at least $1 million of these additional funds must be raised before May 1, 2013 for our Greentech Mining Inc. Option Agreement (amended from December 1, 2012), at least $750,000 must be raised before March 1, 2013 if we intend to exercise our Mineral Claim Option Agreement with Union Gulf Resources Ltd.(amended from December 1, 2012).

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