Form 10-Q/A
period 2012-09-30
GREENTECH MINING INTERNATIONAL, INC.
filed 2013-04-12
CIK 1542628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 3
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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 31,000,000 shares outstanding as of March 21, 2013.

Explanatory Note:

This amendment number 3 is being filed to correct exhibit 32.1.  That is the only difference between amendment number 2 and this amendment number 3.

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

GREENTECH MINING INTERNATIONAL, INC.
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Management reviews the net carrying value of each mineral property and milling assets as changes may materialize with an asset or at a minimum, on a quarterly basis. Where information and conditions suggest impairment under ASC 360-10-35-17, estimated future net cash flows from each asset are calculated using estimated future prices, proven and probable reserves and value beyond proven and probable reserves, and operating, capital and reclamation costs on an undiscounted basis. If it is determined that the future cash flows are less than the carrying value, a write-down to the estimated fair value is made with a charge to loss for the period. Where estimates of future net cash flows are not available and where other conditions suggest impairment, management assesses if the carrying value can be recovered. Furthermore, if the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

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

GREENTECH MINING INTERNATIONAL, INC.
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

On February 6, 2012, the Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company's financial statements.

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

Additional, Phase I includes the Company financing the approved BLM Plan of Operation reclamation bond for the Golden Eagle claim #103 and starting exploration under the current Small Mine permit. This phase will consist of validation of previous exploration programs completed by previous mine owners expanding our prospecting, mapping, sampling and ultimately diamond drilling (Exploration Expenses), our option agreement, equipment purchases for the mine site and the processing plant, effective mine planning (Option and Processing Plant) and other general administrative expenses (Other Expenditures). The implementation will be facilitated at a cost of $3,000,000 to the Company as outlined in the table on page 18 below.

In Phase II, the Company will analyze the exploration data completed by certified and licensed professionals to determine the feasibility of executing the current Plan of Operations approved by the Division of Oil, Gas and Mining, (“DOGM”), and the BLM.  After the Company accesses the data, any modifications, if any, will be identified and the proper amendments will be submitted to DOGM and BLM for approvals. The Company will identify and implement the mining method(s) best adapted to maximize production, including: (i) effective extraction of material delineated by the exploration, mine geology and grade control department., (ii) proper handling of material and blending method to attain an economical grade without sacrificing the quality of the material (Exploration Expense), (iii) proper, effective and economical milling plant operation that can recover the gold at the highest percentage possible, and (iv) proper disposal of plant tails (Option and Processing Plant) and other general administrative expenses (Other Expenditures) as outlined in the table on page 18 below.

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

Dated: April 11, 2013
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