Form 10-Q/A
period 2012-12-31
GREENTECH MINING INTERNATIONAL, INC.
filed 2013-04-12
CIK 1542628

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

Explanatory Note:

This amendment number 2 is being filed to correct exhibit 32.1. That is the only difference between amendment number 1 and this amendment number 2.

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

Overview

We are a exploration-stage mining company that recently acquired options to explore and operate mining activities which include a processing plant, 3,940 acres of mining claims in Utah and 60 acres of patented mining claims in Arizona. Before we entered into the mining option agreements we were a “blank check” company and had no operations. Shares of our common stock are not registered for resale, and accordingly there is no public trading market for our common stock. We have a very limited amount of cash and will have to raise significant funds in order to further develop our product candidates.

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