Form 10-Q/A
period 2012-09-30
GREENTECH MINING INTERNATIONAL, INC.
filed 2013-04-30
CIK 1542628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 4
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENTECH MINING INTERNATIONAL, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	September 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$1,073	$200
Total current assets	1,073	200
Total assets	1,073	200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued expenses due to founder	71,800	0
Total liabilities	71,800	0

Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,000,000 and 31,000,000 shares issued and outstanding as of September 30, 2012 and March 31, 2012, respectively	3,100	500
Additional paid-in capital	1,500	1,500
Accumulated deficit	(75,327)	(1,800)

Total stockholders’ equity (deficit)	(70,727)	200

Total liabilities and stockholders’ equity (deficit)	$1,073	$200

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

GREENTECH MINING INTERNATIONAL, INC.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	APIC	Deficit	Total
Balance Prior to Inception	-	$-	$-	$-	$-

Issuance of Common Stock -Founders for cash	5,000,000	500	1,500	-	2,000
Net loss				(1,800)	(1,800)
Balance at March 31, 2012	5,000,000	500	1,500	(1,800)	200

Tender of shares by founder, June 26, 2012 at $.0001 per share	(1,500,000)	(150)	-	-	150
Issuance of Common Stock under consulting agreement June 27, 2012, at $.0001 per share	1,000,000	100	(100)		-
Issuance of Common Stock under subscription agreement with Novus Aurum Trust, June 26, 2012, at $.0001 per share	26,500,000	2,650	-	-	2,650
Net loss				(73,527)	(73,527)
Balance at September 30, 2012 (Unaudited)	31,000,000	3,100	1,500	(75,327)	(70,727)

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

GREENTECH MINING INTERNATIONAL, INC.
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

1. Background Information

Greentech Mining International, Inc. (“the Company” “GMI” and “Greentech”) was incorporated in the state of Delaware on February 6, 2012 under the name Accelerated Acquisitions XVIII, Inc. The Company was formed as a “shell company” with no operations while it sought new business opportunities. The Company changed its name to Greentech Mining International, Inc. on June 25, 2012.  On September 17, 2012, we entered into an Operating, Exploration and Option to Purchase Agreement with Greentech Mining, Inc. a Delaware Corporation and Greentech Mining Utah, LLC a Utah limited liability company, (“Owners”), both entities are under common control, pursuant to which the Company received exclusive rights that consists of all 671 acres of Section 36, Township 29 South, Range 11 East, Salt Lake Base and Meridian, in Wayne County, Utah upon which an operating gravimetric circuit (system to separate minerals by weight) has been built on the private property. In addition, the agreement includes four Bureau of Land Management (“BLM”) mining claim groups totaling 3,940 acres to:

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

 6. Option Agreements

On September 17, 2012, we entered into an Operating, Exploration and Option to Purchase Agreement (Option Agreement) with Greentech Mining, Inc. a Delaware Corporation and Greentech Mining Utah, LLC a Utah limited liability company, (“Owners”), both entities are under common control, pursuant to which the Company received exclusive rights that consists of all 671 acres of Section 36, Township 29 South, Range 11 East, Salt Lake Base and Meridian, in Wayne County, Utah upon which an operating gravimetric circuit (system to separate minerals by weight) has been built on the private property. In addition, the agreement includes four Bureau of Land Management (“BLM”) mining claim groups totaling 3,940 acres to:

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

On September 17, 2012, Greentech Mining International, Inc. entered into an Operating, Exploration and Option to Purchase Agreement (“Option Agreement”) with Greentech Mining, Inc. a Delaware Corporation and Greentech Mining Utah, LLC a Utah limited liability company, (“Owners”), both entities are under common control. Under the terms of the Option Agreement the Company shall make payment to Owner for the initial consideration of three million dollars ($3,000,000) with the first payment of one million dollars being made on or before November 1, 2012 and the remaining balance paid in ten (10) consecutive payments of $200,000 beginning on December 1, 2012 (note that all payments due have been verbally extended by 30 days). In addition to the consideration set forth herein, Contractor shall pay Owner a Five Percent (5%) Net Smelter Royalty on all mineral bearing ores once Commercial Production has commenced. “Commercial Production” means the commercial-scale operation of any part of the Henry Mountain Project as a Mine by, or on behalf of, the Company. The Company shall perform exploration, mining, development, production, processing or any other activity (“Work” herein) which benefits the Henry Mountain Project at a minimum cost of $3,000,000 for the first year, $3,000,000 for the second year, and $3,000,000 for the third year of the Option Agreement. Additionally, the Owners granted to Company the sole and exclusive option to purchase all of the Owner’s rights, title and interest in the Henry Mountain Project for a total purchase price of two million dollars ($2,000,000), plus a perpetual two percent (2%) Net Smelter Royalty (“NSR”). On March 21, 2013 Greentech Mining International, Inc. enter into an agreement with Greentech Mining, Inc. and Grenntech Mining Utah to revise payment terms of the Operating, Exploration and Option to Purchase Agreement entered into on September 17, 2012. Pursuant to the agreement the parties agreed that the initial consideration of three million dollars ($3,000,000) with the first payment of one million dollars ($1,000,000) being made on or before November 1, 2012 be extended to May1, 2013 and the remaining balance paid in ten (10) consecutive payments of $200,000 beginning on December 1, 2012 be extended to June 1, 2013.

The Company did not recognize any assets or liabilities related to the Option Agreement signed on September 17, 2012. The Owner did not pass the ownership of the related assets until the first payment of one million dollar has been paid in the future and this has not occurred. Also, the carrying value of the Option Agreement is not an arm’s length transaction due to the fact both the Company and Owners are commonly controlled by Mr. Matthew Neher. Therefore, the carrying value of the Option Agreement cannot be determined until actual consideration has been paid.

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

GREENTECH MINING INTERNATIONAL, INC.
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)
9. Restatement

During December 2012 and April 2013, we discovered some errors in our financial statements that included a) an over statement of cash of $3 (restated in Form 10-Q/A amendment No.2 filed on March 22, 2013) b) the capitalization of $3,000,000 for the assets in our Operating, Exploration and Option to Purchase Agreement that was entered into on September 17, 2012 (restated in this Form 10-A amendment No.4) c) an expense of 24,697 for equipment that was stated to be ordered in September 2012 but was actually ordered, paid for and received in October 2012. (restated in Form 10-Q/A amendment No.2 filed on March 22, 2013) The effects of these restatements on reported amounts for the nine months ended September 30, 2012 are presented below in the following tables:

	Balance sheets
	As of September 30, 2012
	As Reported	Adjustments	Restated
ASSETS

TOTAL CURRENT ASSETS	$1,073	$-	$1,073

Mineral Properties and Milling Assets	3,000,000	(3,000,000)	-
Other Assets	-		-

TOTAL ASSETS	$3,001,073	$(3,000,000)	$1,073

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

TOTAL LIABILITIES	$3,071,800	$(3,000,000)	$71,800

Commitments and Contingencies

STOCKHOLDERS' (DEFICIT):
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding at
September 30, 2012 and March 31, 2012	-	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
27,630,500 and 5,000,000 shares issued and outstanding at
September 30, 2012 and March 31, 2012	3,100		3,100
Additional paid-in capital	1,500		1,500
Deficit accumulated during the development stage	75,327		(75,327)
Total Stockholders' (Deficit)	(70,727)		(70,727)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$3,001,073	$3,000,000	$1,073

GREENTECH MINING INTERNATIONAL, INC.
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

	Statement of Operations
	For three months ended September 30, 2012
	As Reported	Adjustments	Restated

Operating Expenses:

General and administrative expenses	66,527		66,527

Total operating expenses	66,527		66,527

Loss from Operations	$(66,527)		$(66,527)

Net (Loss) Per Share:
Basic and Diluted	$(0.00)		$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	31,000,000		31,000,000

	Statement of Operations
	For six months ended September 30, 2012
	As Reported	Adjustments	Restated

Operating Expenses:

General and administrative expenses	73,527		73,527

Total operating expenses	73,527		73,527

Loss from Operations	$(73,527)		$(73,527)

Net (Loss) Per Share:
Basic and Diluted	$(0.00)		$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	31,000,000		18,708,791

GREENTECH MINING INTERNATIONAL, INC.
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

	Statement of cash flows For six months ended September 30, 2012
	As Reported	Adjustments	Restated

Cash flows from Operating Activities:
Net loss	$(73,527)		$(73,527)
Change in operating assets and liabilities:			-
Due to shareholder	71,800		71,800
Net cash used in operating activities	(1,727)		(1,727)

FNANCING ACTIVITIES:
Proceeds from the issuance of common stock	2,600		2,600

Net increase in cash	873		873

Cash at beginning of period	200	-	200

Cash at end of period	1,073		$1,073

NON-CASH TRANSACTIONS
Fixed assets purchased on short term debt	3,000,000	(3,000,000)

	Statement of cash flows From February 6, 2012 (inception) through September 30, 2012
	As Reported	Adjustments	Restated

Cash flows from Operating Activities:
Net loss	$(75,327)		$(75,327)
Change in operating assets and liabilities:			-
Due to shareholder	71,800		71,800
Net cash used in operating activities	(3,527)		(3,527)

FNANCING ACTIVITIES:
Proceeds from the issuance of common stock	4,600	-	4,600

Net increase in cash	1,073		1,073

Cash at beginning of period	-	-	-

Cash at end of period	$1,073		$1,073

NON-CASH TRANSACTIONS
Debt forgiven by shareholders			-
Fixed assets purchased on short term debt	3,000,000	(3,000,000)	-

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

The Company intends to take a two-phase approach to expanding operations and conduct exploration efforts on the Henry Mountain claim groups. In Phase I, the Company will amend the existing processing facility’s Conditional Use Permit that on September 6, 2012 began a new term and automatically renews as long as there is no adverse effect on the community. The permit allows us to engage in mineral processing activities and conduct business under conditions designed to protect the neighborhood and the community. The amended permits will allow the Company to increase the scope of operations from R&D and pilot scale operations (10 tons of material per hour) to commercial scale operations (100 tons per hour)  and will include the utilization of a leaching system, flotation system and electro-wining system. The Company estimates that the amended permitting process will take approximately one hundred eighty days for the Wayne County Planning Commission to review and approve the amendment. In parallel, GMI will fabricate install and test additional equipment for processing material imported from other mines in preparation of achieving commercial level production. During this phase the Company will also test gravel samples from several mines to determine the feasibility of importing and processing mined material from third parties.

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

Phase I may require up to sixteen weeks for the base work and an additional two months for analysis, evaluation of the work completed and the preparation of a report.  The cost for Phase I is inclusive the aforementioned expenses and includes wages, fees, geological and geochemical supplies, assaying, equipment, trucking and operation costs. It is our intention to carry the work out in 2012 and early 2013, predicated on completion of the financing described in this document.  We will assess the results of this program upon receipt of an appropriate engineering or geological report. It is our intention to retain a US-educated geoscientist to evaluate and conform to American standards the phase I work program and to author a report to American standards for future capital raising.  Phase II is not planned to be carried out until 2013 and will be contingent upon favorable results from phase I and specific recommendations of a professional geoscientist based on those results. Favorable results means that a geoscientist, engineer or other recognized professional states that there is a strong likelihood of value being added by transitioning into a precious metals production company, makes a written recommendation that we proceed to the next phase of production, a resolution is approved by the Board of Directors of the Company indicating such work should proceed and that it is feasible to finance the next phase of production.  We are presently in the exploration stage of our business and under Industry Guide 7 companies cannot enter the development stage or production stage until we have completed comprehensive exploration work which includes metallurgical testing and defined a proven or probable reserve with a bankable feasibility study.

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

As of September 30, 2012, we had a cash balance of only $1,073 in cash and $0 in other assets.; We accrued expenses of approximately $75,328, of which $71,800 is due to AVP a related party. We had a stockholders’ deficit of $70,727 and no means to pay the liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of the Company until the financing can be completed.

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

Based on this evaluation, our chief executive officer (our principal executive officer principal financial officer and principle accounting officer) concluded that as of September 30, 2012 our disclosure controls and procedures were not effective. Our procedures were designed to ensure that the information relating to our company required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer, as appropriate to allow for timely decisions regarding required disclosure. Management is currently evaluating the current disclosure controls and procedures in place to see where improvements can be made.

The determination that our disclosure controls and procedures were not effective as of September 30, 2012 are a result of:

1. Insufficient segregation of duties due to the limited size of our staff and budget.

2. No independent audit committee oversight of the company's external financial reporting and internal control over financial reporting.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year.

2.We will appoint additional personnel to assist with the preparation of the Company’s financial reporting.

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

Dated: April 30, 2013
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