Form 10-Q/A
period 2012-12-31
GREENTECH MINING INTERNATIONAL, INC.
filed 2013-04-30
CIK 1542628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 3
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition

For the quarterly period ended December 31, 2012

period from _______ to _______

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 31,000,000 shares outstanding as of April 29, 2013.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENTECH MINING INTERNATIONAL, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	December 31,	March 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$778	$200
Total current assets	778	200

Total assets	$778	$200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Due to shareholder	$104,798	-
Total liabilities	$104,798	-

Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 5,000,000 and 31,000,000 shares issued and outstanding as of December 31, 2012 and March 31, 2012, respectively	3,100	500
Additional paid-in capital	1,500	1,500
Accumulated deficit	(108,620)	(1,800)

Total stockholders’ equity (deficit)	(104,020)	200

Total Liabilities and Shareholders’ Equity (Deficit)	$778	$200

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

8. Commitments and Contingencies

On September 17, 2012, Greentech Mining International, Inc. entered into an Operating, Exploration and Option to Purchase Agreement (“Option Agreement”) with Greentech Mining, Inc. a Delaware Corporation and Greentech Mining Utah, LLC a Utah limited liability company, (“Owners”) , both entities are under common control. Under the terms of the Option Agreement the Company shall make payment to Owner for the initial consideration of three million dollars ($3,000,000) with the first payment of one million dollars being made on or before November 1, 2012 and the remaining balance paid in ten (10) consecutive payments of $200,000 beginning on December 1, 2012 (note that all payments due have been verbally extended until May 1, 2013). In addition to the consideration set forth herein, Contractor shall pay Owner a Five Percent (5%) Net Smelter Royalty on all mineral bearing ores once Commercial Production has commenced. “Commercial Production” means the commercial-scale operation of any part of the Henry Mountain Project as a Mine by, or on behalf of, the Company. The Company shall perform exploration, mining, development, production, processing or any other activity (“Work” herein) which benefits the Henry Mountain Project at a minimum cost of $3,000,000 for the first year, $3,000,000 for the second year, and $3,000,000 for the third year of the Option Agreement. Additionally, the Owners granted to Company the sole and exclusive option to purchase all of the Owner’s rights, title and interest in the Henry Mountain Project for a total purchase price of two million dollars ($2,000,000), plus a perpetual two percent (2%) Net Smelter Royalty (“NSR”). The Company has entered into a verbal agreement with the Owner to extend the payment terms that were to begin on December 1, 2012 to beginning on May 1, 2013 and the monthly payments will begin on June 1, 2013. On March 21, 2013 Greentech Mining International, Inc. enter into an agreement with Greentech Mining, Inc. and Grenntech Mining Utah to revise payment terms of the Operating, Exploration and Option to Purchase Agreement entered into on September 17, 2012. Pursuant to the agreement the parties agreed that the initial consideration of three million dollars ($3,000,000) with the first payment of one million dollars ($1,000,000) being made on or before November 1, 2012 be extended to May1, 2013 and the remaining balance paid in ten (10) consecutive payments of $200,000 beginning on December 1, 2012 be extended to June 1, 2013.

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

GREENTECH MINING INTERNATIONAL, INC.
(An Exploration Stage Company)
 Notes to Financial Statements
(Unaudited)

9. Restatement

During April 2013, we discovered some errors in our financial statements that included a) the capitalization of $3,000,000 for the assets in our Operating, Exploration and Option to Purchase Agreement that was entered into on September 17, 2012. The effects of these restatements on reported amounts for the nine months ended December 31, 2012 are presented below in the following tables:

	Balance sheets
	As of December 31, 2012
	As Reported	Adjustments	Restated
ASSETS

TOTAL CURRENT ASSETS	$778	-	$778

Mineral Properties and Milling Assets	3,000,000	(3,000,000)	-
Other Assets	-		-

TOTAL ASSETS	$3,000,778	(3,000,000)	$778

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

TOTAL LIABILITIES	$3,104,798	(3,000,000)	$104,798

Commitments and Contingencies

STOCKHOLDERS' (DEFICIT):
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding at
September 30, 2012 and March 31, 2012	-	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
27,630,500 and 5,000,000 shares issued and outstanding at
September 30, 2012 and March 31, 2012	3,100		3,100
Additional paid-in capital	1,500		1,500
Deficit accumulated during the development stage	108,620		(108,620)
Total Stockholders' (Deficit)	(104,620)		(104,620)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$3,000,778	(3,000,000)	$778

	Statement of Operations
	For three months ended December 31, 2012
	As Reported		Adjustments	Restated

Operating Expenses:

General and administrative expenses	$33,293	$		$33,293

Total operating expenses	33,293			33,293

Loss from Operations	$(33,293)			$(33,293)

Net (Loss) Per Share:
Basic and Diluted	$(0.00)			$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	31,000,000			31,000,000

GREENTECH MINING INTERNATIONAL, INC.
(An Exploration Stage Company)
 Notes to Financial Statements
(Unaudited)

	Statement of Operations
	For Nine months ended December 31, 2012
	As Reported	Adjustments	Restated

Operating Expenses:

General and administrative expenses	$106,820		$106,820

Total operating expenses	106,820		106,820

Loss from Operations	$(106,820)		$(106,820)

Net (Loss) Per Share:
Basic and Diluted	$(0.00)		$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	31,000,000		18,708,791

	Statement of cash flows For Nine months ended December 31, 2012
	As Reported	Adjustments	Restated

Cash flows from Operating Activities:
Net loss	$(106,820)		$(106,820)
Change in operating assets and liabilities:			-
Due to shareholder	104,798		104,798
Net cash used in operating activities	(2,022)		(2022)

FNANCING ACTIVITIES:
Proceeds from the issuance of common stock	2,600		2,600

Net increase in cash	578		578

Cash at beginning of period	1,073	-	1,073

Cash at end of period	778		$778

NON-CASH TRANSACTIONS
Fixed assets purchased on short term debt	3,000,000	(3,000,000)	-

GREENTECH MINING INTERNATIONAL, INC.
(An Exploration Stage Company)
 Notes to Financial Statements
(Unaudited)

	Statement of cash flows From February 6, 2012 (inception) through December 31, 2012
	As Reported	Adjustments	Restated

Cash flows from Operating Activities:
Net loss	$(108,620)		$(108,620)
Change in operating assets and liabilities:			-
Due to shareholder	104,798		104,798
Net cash used in operating activities	(3,822)		(3,822)

FNANCING ACTIVITIES:
Proceeds from the issuance of common stock	4,600	-	4,600

Net increase in cash	788		788

Cash at beginning of period	-	-	-

Cash at end of period	$788		$788

NON-CASH TRANSACTIONS
Debt forgiven by shareholders			-
Fixed assets purchased on short term debt	3,000,000	(3,000,000)	-

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

Phase I may require up to sixteen weeks for the base work and an additional two months for analysis, evaluation of the work completed and the preparation of a report.  The cost for Phase I is inclusive the aforementioned expenses and includes wages, fees, geological and geochemical supplies, assaying, equipment, trucking and operation costs. It was our intention to carry the work out in 2012 and early 2013, predicated on completion of the off the financing described in this document and as of the date of this filing the Company has not received the financing to proceed with this plan of operation. Once the Company is financed and has completed Phase I we will assess the results of this program upon receipt of an appropriate engineering or geological report. It is our intention to retain a US-educated geoscientist to evaluate and conform to American standards the phase I work program and to author a report to American standards for future capital raising.  Phase II is not planned to be carried out until 2013 and will be contingent upon favorable results from phase I and specific recommendations of a professional geoscientist based on those results. Favorable results means that a geoscientist, engineer or other recognized professional states that there is a strong likelihood of value being added by transitioning into a precious metals production company, makes a written recommendation that we proceed to the next phase of production, a resolution is approved by the Board of Directors of the Company indicating such work should proceed and that it is feasible to finance the next phase of production. We are presently in the exploration stage of our business and under Industry Guide 7 companies cannot enter the development stage or production stage until we have completed comprehensive exploration work which includes metallurgical testing and defined a proven or probable reserve with a bankable feasibility study..

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

Liquidity and Capital Resource

As of December 31, 2012, we had a cash balance of only $778 in cash and $0 in other assets We accrued expenses were approximately $108,620, of which $80,098 is due to AVP and $24,700 due to Matthew Neher and Novus Aurum Trust related parties. We had a stockholders’ deficit of approximately $104,020 and no means to pay the liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of the Company until the financing is completed.

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

Based on this evaluation, our chief executive officer (our principal executive officer principal financial officer and principle accounting officer) concluded that as of December 31, 2012 our disclosure controls and procedures were not effective. Our procedures were designed to ensure that the information relating to our company required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer, as appropriate to allow for timely decisions regarding required disclosure. Management is currently evaluating the current disclosure controls and procedures in place to see where improvements can be made.

The determination that our disclosure controls and procedures were not effective as of December 31, 2012 are a result of:

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