Form 10-K
period 2013-03-31
GREENTECH MINING INTERNATIONAL, INC.
filed 2013-07-12
CIK 1542628

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of June 26, 2013, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of June 26, 2013 there were 31,000,000 shares of common stock, par value $.0001, outstanding.

Reporting Currency, Financial, and Other Information

All amounts in this report are expressed in United States (U.S.) dollars, unless otherwise indicated.

Financial information is presented in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

References in this annual report to the “Company,” “we,” “our”, “us”, “Greentech” or “Greentech Mining International, Inc.” refer to Greentech Mining International, Inc. unless the context otherwise indicates.

A Note Regarding Forward-Looking Statements

This report contains forward-looking statements that relate to future events or our future financial performance. In some cases, forward-looking statements may be identified by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

1.	MEASUREMENTS AND GLOSSARY

For ease of reference in reviewing our business, we are providing you with term relate to our business

2.	GLOSSARY OF MINING TERMS

The following mining terms are used throughout this Form 8-K.

3.	SEC Industry Guide 7 - Definitions

Exploration Stage	An “exploration stage” prospect is one which is not in either the development or production stage.

Development Stage
A “development stage” project is one which is undergoing preparation of an established
Commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study.

Mineralized Material	The term “mineralized material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

Probable Reserve
The term “probable reserve” refers to reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Production Stage	A “production stage” project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.

Proven Reserve
The term “proven reserve” refers to reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

Reserve
The term “reserve” refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. (“Bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.) A reserve includes adjustments to the in-situ tons and grade to include diluting materials and allowances for losses that might occur when the material is mined.

Additional Definitions

Acre	One acre equals 4,840 square yards, 43,560 square feet or about 4,047 square meters (0.405 hectares).

Alteration	Any change in the mineral composition of a rock brought about by physical or chemical means.

Assay	A measure of the valuable mineral content.

Deposit	When mineralized material has been systematically drilled and explored to the degree that a reasonable estimate of tonnage and economic grade can be made.

Diamond Drill
A type of rotary drill in which the cutting is done by abrasion rather than percussion. The cutting bit is set with diamonds and is attached to the end of long hollow rods through which water is pumped to the cutting face. The drill cuts a core of rock, which is recovered in long cylindrical sections an inch or more in diameter.

Dip	The angle that a structural surface, a bedding or fault plane, makes with the horizontal, measured perpendicular to the strike of the structure.

Disseminated	Where minerals occur as scattered particles in the rock.

Electrowinning	Also called electroextraction, is the electrodeposition of metals from their ores that have been put in solution or liquefied.

Fault	A surface or zone of rock fracture along which there has been displacement.

Feasibility Study
A comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision by a financial institution to finance the development of the deposit for mineral production.

Flotation	Process used for the separation of a large range of sulfides, carbonates and oxides prior to further refinement.

Formation	A distinct layer of sedimentary rock of similar composition.

Geochemistry	The study of the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water, and the atmosphere.

Geophysics	The study of the mechanical, electrical and magnetic properties of the earth’s crust.

Geophysical Surveys	A survey method used primarily in the mining industry as an exploration tool, applying the methods of physics and engineering to the earth’s surface.

Geotechnical	The study of ground stability.

Grade	Quantity of metal per unit weight of host rock

Heap Leach
A mineral processing method involving the crushing and stacking of an ore on an impermeable liner upon which solutions are sprayed to dissolve metals i.e. gold, copper etc.; the solutions containing the metals are then collected and treated to recover the metals.

Additional Definitions

Host Rock	The rock in which a mineral or an ore body may be contained.

In-Situ	In its natural position.

Leaching	The process of extracting minerals from a solid by dissolving them in a liquid.

Lithology
The character of the rock described in terms of its structure, color, mineral composition, grain size and arrangement of tits component parts, all those visible features that in the aggregate impart individuality to the rock.

Load Claim	A classic vein, ledge, or other rock in place between definite walls. A lode claim is located by metes and bounds. The maximum length is 1,500 feet by 600 feet.

Mapping	The recording of geologic information including rock units and the occurrence of structural features, and mineral deposits on maps

Mineral	A naturally occurring inorganic crystalline material having a definite chemical composition.

Mining
Mining is the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product. Exploration continues during the mining process and, in many cases, mineral reserves are expanded during the life of the mine operations as the exploration potential of the deposit is realized.

Mineralization	A natural accumulation or concentration in rocks or soil of one or more potentially economic minerals, also the process by which minerals are introduced or concentrated in a rock.

Net Smelter Return	A share of the net revenues generated from the sale of metal produced by a mine.

Outcrop	That part of a geologic formation or structure that appears at the surface of the earth.

Open Pit or Open Cut	Surface mining in which the ore is extracted from a pit or quarry, the geometry of the pit may vary with the characteristics of the ore body.

Option	An agreement to purchase a property reached between the property vendor and some other party who wishes to explore the property further.

Ore	Mineral bearing rock that can be mined and treated profitably under current or immediately foreseeable economic conditions.

Ore body	A mostly solid and fairly continuous mass of mineralization estimated to be economically mineable.

Ore grade	The average weight of the valuable metal or mineral contained in a specific weight of ore i.e. grams per ton of ore.

Ounce	Troy ounces precious metal.

Additional Definitions

Oxide	Gold bearing ore which results from the oxidation of near surface sulfide ore.

Placer Claim
All deposits, other than lodes. These include placer deposits of sand and gravel containing free gold and other minerals. Placer claims are located by legal subdivision. An individual may locate up to 20 acres with a maximum of 160 contiguous acres with 8 or more people (an association).

Preliminary Assessment	A study that includes an economic analysis of the potential viability of Mineral Resources taken at an early stage of the project prior to the completion of a preliminary feasibility study.

Precious Metal	Is a rare, naturally occurring metallic chemical element of high economic value.

QA/QC	Quality Assurance/Quality Control is the process of controlling and assuring data quality for assays and other exploration and mining data.

Quartz	A mineral composed of silicon dioxide, SiO2 (silica).

Rock	Indurated naturally occurring mineral matter of various compositions.

Sampling Analytical Variance/ Precision	An estimate of the total error induced by sampling, sample preparation and analysis.

Sediment	Particles transported by water, wind or ice.

Sedimentary Rock	Rock formed at the earth’s surface from solid particles, whether mineral or organic, which have been moved from their position of origin and re-deposited.

Royalty
An amount of money paid at regular intervals by the lessee or operator of an exploration or mining property to the owner of the ground. Generally based on a certain amount per ton or a percentage of the total production or profits. Also, the fee paid for the right to use a patented process.

Strike	The direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal.

Strip	To remove overburden in order to expose ore.

Tailings	The residue from an ore crushing plant.

PART I

Item 1.    Description of Business.

ORGANIZATION WITHIN THE LAST FIVE YEARS

From inception February 6, 2012, Accelerated Acquisitions XVIII, Inc. (now known as Greentech Mining International, Inc.) was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objectives were to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company did not restrict our potential candidate target companies to any specific business, industry or geographical location.

On February 6, 2012, the Registrant sold 5,000,000 shares of Common Stock to Accelerated Venture Partners, LLC for an aggregate investment of $2,000.00.  The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

On June 26, 2012, Novus Aurum Trust agreed to (“Purchaser”) agreed to acquire 26,500,000 shares of the Company’s common stock par value $0.0001 (the “Shares”) for a price of $0.0001 per share. At the same time, Accelerated Venture Partners, LLC agreed to tender 1,500,000 of its 5,000,000 shares of the Company’s common stock par value $0.0001 for cancellation. Following these transactions, Novus Aurum Trust owned 88.33% of the Company’s 30,000,000, issued and outstanding shares of common stock par value $0.0001 and the interest of Accelerated Venture Partners, LLC was reduced to approximately 11.66% of the total issued and outstanding shares. Simultaneously with the share purchase, Timothy Neher resigned as an officer of the Company effective immediately and remained on the Company’s Board of Directors and the Board appointed and elected Matthew Neher as President, Chief Executive Officer, Secretary, Treasurer and Director of the Company. The Purchaser used its working capital to acquire the Shares. The Purchaser did not borrow any funds to acquire the Shares.

Prior to the purchase of the Shares, the Purchaser was not affiliated with the Company. However, the Purchaser is now deemed an affiliate of the Company as a result of its stock ownership interest in the Company. The purchase of the shares by the Purchaser was completed pursuant to a written Subscription Agreement with the Company. The purchase was not subject to any other terms and conditions other than the sale of the Shares in exchange for the cash payment.

On June 27, 2012 the Company entered into a twelve month Consulting Services Agreement with Accelerated Venture Partners LLC (“AVP”), a company controlled by Timothy Neher that has one other similar agreement within the mining industry.  The agreement requires AVP to provide the  Company  with certain advisory services that include reviewing the Company’s business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding the Company’s operations and business strategy in consideration of (a) an option granted by the Company to AVP to purchase 1,000,000 shares of the Company’s common stock at a price of $0.0001 per share (the “AVP Option”) (which was immediately exercised by the holder) subject to a repurchase option granted to the Company to repurchase the shares at a price of $0.0001 per share in the event the Company fails to complete funding within twelve months as detailed in the agreement subject to the following milestones:

• Milestone 1 –	Company’s right of repurchase will lapse with respect to 60% of the shares upon securing $10 million in available cash from funding;

• Milestone 2 –	Company’s right of repurchase will lapse with respect to 40% of the Shares upon securing $15 million in available cash (inclusive of any amounts attributable to Milestone 1);

and (b) cash compensation at a rate of $37,500 per month.  The payment of such compensation is subject to Company’s achievement of certain designated milestones, specifically, cash compensation of $600,000 is due consultant upon the achievement of Milestone 1, and $300,000 upon the achievement of Milestone 2. Upon achieving each Milestone, the cash compensation is to be paid to consultant in the amount then due at the rate of $37,500 per month. The total cash compensation to be received by the consultant is not to exceed $900,000 unless Company receives an amount of funding in excess of the amount specified in Milestone 2. If the Company receives equity or debt financing that is an amount less than Milestone 1, in between any of the above Milestones or greater than the above Milestones, the cash compensation earned by the Consultant under this Agreement will be prorated according to the above Milestones. The Company will allow the Consultant to invest up to an additional $5 million in any future debt or equity offering of the Company on the same terms and conditions offered to other participants in such offerings.  The Consultant will not be obligated to participate in any such offerings. Accelerated Venture Partners has executed ten consulting agreements with public shell companies it formally controlled and none of the milestones under consulting agreements have been timely achieved. Of the ten consulting services agreements, Accelerated Venture Partners terminated one, one is expired and the company has not elected to terminate the agreement and repurchase the consulting share. Furthermore, the remaining eight companies have either renewed consulting agreements with Accelerated Venture Partners or are under the original consulting agreement.

On September 17, 2012, Greentech Mining International, Inc. entered into an Operating, Exploration and Option to Purchase Agreement (“Option Agreement”) with Greentech Mining, Inc. a Delaware Corporation and Greentech Mining Utah, LLC a Utah limited liability company, (“Owners”). Under the terms of the Option Agreement the Company shall make payment to Owner for the initial consideration of three million dollars ($3,000,000) with the first payment of one million dollars being made on or before November 1, 2012 and the remaining balance paid in ten (10) consecutive payments of $200,000 beginning on December 1, 2012. In addition to the consideration set forth herein, the Company shall pay Owner a Five Percent (5%) Net Smelter Royalty on all mineral bearing ores once Commercial Production has commenced. “Commercial Production” means the commercial-scale operation of any part of the Henry Mountain Project as a Mine by, or on behalf of, the Company. The Company shall perform exploration, mining, development, production, processing or any other activity (“Work” herein) which benefits the Henry Mountain Project at a minimum cost of $3,000,000 for the first year, $3,000,000 for the second year, and $3,000,000 for the third year of the Option Agreement. Additionally, the Owners granted to Company the sole and exclusive option to purchase all of the Owner’s rights, title and interest in the Henry Mountain Project for a total purchase price of two million dollars ($2,000,000), plus a perpetual two percent (2%) Net Smelter Royalty (“NSR”). (See Item 1.01 above) The Company will require significant additional financing in order to advance the Company’s business plan, achieve the milestones and generate revenue to avoid the discontinuation of the Option Agreement, including the following estimated amounts for research, development and commercialization expenses related to the operations

The term of the Option Agreement is for three (3) years from the effective date set forth above, and may be renewed by the Company for successive three (3) year periods upon substantially the same terms and provisions as set forth herein based upon the then-capital structure of the Company, until declared forfeited and canceled by Owner or relinquished by GMI as provided herein. The Company shall give Owner written notice of each renewal at least thirty (30) days prior to expiration of the respective three-year term. The Option Agreement shall automatically renew and continue so long as minerals, or metals are produced or sold from the Henry Mountain Project on a continuous basis. GMI shall have the continuing right to terminate the Option Agreement at any time and to surrender the Henry Mountain Project to Owner by giving Owner written notice thereof at least 30 days prior to the stated date of termination. Termination of the Option Agreement shall not relieve GMI of its obligation to pay all royalties due to Owner as well as its pro-rata share of taxes and fees.

Pursuant to the Option Agreement with Greentech Mining, Inc. the Company intends to commence small mining operations in alluvial gravels situated in the Crescent Creek area on the eastern flank of the Henry Mountains. The Bureau of Land Management (“BLM”) permitted mining activity is intended to begin upon financing of Phase I as described below, and the posting of a $51,000 reclamation bond under a Greentech Mining, Inc. BLM and Division of Oil, Gas and Mining (‘DOGM”) approved Plan of Operations incorporating the Golden Eagle #103 claim located in the South Ѕ of the South East ј of the North West ј (S1/2SE1/4NW1/4) of Section 29, Township 31 South, Range 11 East with UMC #414268, Salt Lake Base and Meridian, in Garfield County, Utah (See figures 4 and 5 below). The permit includes production level of precious metals extractions and concentrations. The permitted area consists of 8.264 acres and the detailed scope of the BLM approved Plan of Operation is described on page 19 through 27. If the Company exercises the option to purchase it will need to apply for new permits with the BLM and DOGM, the full permitting process is described on page 31.

The Company, Greentech Mining, Inc. and  Greentech Mining Utah, LLC are controlled by the same principals who believe that substantial benefit may potentially be derived from the Option Agreement to a publicly-reporting entity by potentially opening up new funding resources for the business and thereby facilitating the funding of future operations and permitting the further expansion of the business. Greentech Mining, Inc. and Greentech Mining Utah, LLC will continue to operate as independent companies fulfilling their current mineral processing contracts, developing and evaluating new mining technologies and other exploration opportunities for potential development

Prior to the Option Agreement entered into on September 17, 2012, the Company was a “blank check company”. Shares of the Company’s common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of our common stock including shares issued to AVP cannot be sold before or after an acquisition under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act (“Rule 144”) if the Company is designated a “shell company,” and for 12 months after it ceases to be a “shell company,” provided the Company otherwise is in compliance with the applicable rules and regulations. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

OVERVIEW

Greentech Mining International, Inc. is a precious metals mining exploration stage and processing company that has identified potential mining projects both domestically and internationally that it intends to develop into producing mines. The Company’s initial project is the Henry Mountain Project that consists of all 671 acres of Section 36, Township 29 South, Range 11 East, Salt Lake Base and Meridian, in Wayne County, Utah upon which an operating gravimetric circuit (systems to separate minerals by weight) has been built on the private property.  In addition, the Henry Mountain Project includes the following Federal Government owned mining claims managed by the Bureau of Land Management (“BLM”):

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
Claim Numbers UMC414271 – UMC414295

BALD EAGLE CLAIM GROUP, 43 Lode Claims (hard rock deposit) totaling 860 acres – Garfield County, Utah
Claim Numbers UMC414196 – UMC414238

COPPER EAGLE CLAIM GROUP, 24 Lode Claims (hard rock deposit) totaling 480 acres – Garfield County, Utah
Claim Numbers UMC414239 – UMC414262

Out of those claim groups there is a BLM permit to commence small mining operations on 8.264 acres of claim #103 in the Golden Eagle claim group that is a twenty acre placer claim, the scope of the BLM approved Plan of Operation is described on pages 19 through 27.  GMI intends to conduct operation and exploration activities thereon upon the posting of a $51,000 reclamation bond.

GMI has contracted with Greentech Mining, Inc. to develop and operate the Henry Mountain claims and to run the existing processing plant. The Company has executed an Operating and Exploration Contract with an Option to Purchase all of the assets and machinery at the Henry Mountain Project. Pursuant to the Option Agreement Greentech Mining, Inc. is responsible for BLM property fees and permit fees of an estimated $50,000 dollars per year that will be reimbursed by GMI until the Option to Purchase has been exercised as sets forth in the Option Agreement.

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

 If the Company can define a proven or probable reserve after completion of comprehensive exploration work which includes metallurgical testing in Phase I and is intended to be completed in Phase II (cost is included in the management and exploration expenses on page 43) at the mine sites and has a bankable feasibility study, the Company intends to screen the material removing all oversize rock and debris which carry very little value.  Then the material would be transported by truck to the GMI facility that is currently fully equipped with a ten ton per hour gravity separation system, which is 12 miles from the Henry Mountain mine site. At the GMI facility the material would be stored in the material bins and sent to the crushing grinding facility where metals is intended to be further released from the rock by crushing techniques. Once crushed, the material is screened, classified by particle size and the heaver particles are sent to the triple deck and Deister table for final gravity separation designed to produce a black sand metal concentrate that can be smelted (as described on pages 25-27). Upon receiving the amended permit (as described on page 12) the Company plans to upgrade the current system (10 tons per hour) to 100 tons per hour and incorporate a leach, flotation and electrowinning systems into the processing circuit. The enhancements of our extraction capabilities are intended increase the probability of producing a gold purity of 99.99 percent as part of our Phase II implementation.

Additionally, Phase I includes the Company financing the BLM approved Plan of Operation reclamation bond for the Golden Eagle claim #103 and starting exploration under the current Small Mine permit as described on page 20. This phase will consist of validation of previous exploration programs that were conducted on the property and initially described by Grove Karl Gilbert, the Powell Expedition Geologist, in his report entitled “Report of the Geology of the Henry Mountains” published in 1877 and through more recent exploration testing programs conducted by New Paradigm Research Technology Group in 1997, Western States Mining Consultants in 1998, M&W Milling & Refining, Inc. in 1998, Material Recovery Service, Inc. 1998, Bromide Mining Company in 1988, Kaibab Industries, Inc. in 1999 and 2000. Additionally, in 2006 and 2007, Martinique Mining Corporation conducted preliminary surface testing analysis on 100 samples taken from lower placer claim groups and the upper hard rock claims groups.

Henry Mountain Project properties have been explored and sampled since 1877 and the reports have indicated that there were minerals on the properties. The Company has not verified these reports and is planning to verify the mineralization of the properties within our Phase I operation. In pervious testing done on the Golden Eagle placer area by Western State Mining Consultants, PC, in 1998 proved the property potentially has economic gold value. The limited amount of sampling (60 tons from three locations) done indicated the gold values cannot effectively be concentrated using a gravity separation mill but the material is, however, quite leachable and could potentially produce a large cyanide leach operation. The fact that gravity concentration cannot be effectively employed to beneficiate the material indicates that alterative metallurgical process may have to be used. The oversized material that was crushed had a significantly higher grade than the uncrushed material. This indicates the gold is disseminated throughout the cobble and boulders found in abundance over the project site. Cyanide leach testing indicated that the material from the project site is amenable to leaching and bulk vet leach tests or column leach test must be performed to determine the optimum leaching strategy and economic viability of the project. In the test conclusion, it was indicated that the project cannot be developed solely as a placer operation. Though high-grade zones have been and will continue to be encountered the majority of the placer material can only be processed economically by leaching. To minimize cost, it was recommended that metallurgical testing began on samples according to a well-planned reserve evaluation plan.

Greentech Mining, Utah has conducted surface sampling in 2011 and 2012, pursuant to the Option Agreement with Greentech Mining, Inc. and Greentech Mining, Utah, the Company intends to commence small mining operations on 8.264 acres consisting of alluvial gravels situated in the Crescent Creek area on the eastern flank of the Henry Mountains. GMI intends to conduct operation and exploration activities thereon upon financing Phase I and the posting of a $51,000 reclamation bond under a Greentech Mining Utah BLM and DOGM approved Plan of Operations (described on pages 19 through 27) incorporating the Golden Eagle #103 claim located in the South Ѕ of the South East ј of the North West ј (S1/2SE1/4NW1/4) of Section 29, Township 31 South, Range 11 East with UMC #414268, Salt Lake Base and Meridian, in Garfield County, Utah (See figure 4 and 5 below).

The BLM approved a 4 phase surface excavation plan (as outlined on pages 21-24) that measures 300 feet by 1,200 feet total, top soil would be stripped off and stockpiled for use in reclamation. Exposed target gravels would be excavated and processed in 300' x 200' sections. Each processed section would be reclaimed and regraded in succession. The operation is designed to process 100 to 200 tons per hour using trailer mounted “Aerosort” dry air material concentration equipment. Mining and excavation equipment would include the use of rubber tired loaders and transport and water trucks, a tracked D8 or D9 bulldozer and one tracked 345 Caterpillar excavator or backhoe. Top soil would be stripped off and stockpiled for use in reclamation. Site access would be via existing county maintained roads with the exception of one new road described as 80 feet long and 10 feet wide to allow ingress and egress to the operations site. A mobile office trailer would be placed on site to house office communications and on site safety filings with safety evacuation procedures and satellite communications which will offer instant links to emergency response units from Wayne and Garfield counties, as well as all Mine Safety and Health Administration (“MSHA”) incident reporting requirements for the site. This mobile unit would also have self-contained restroom facilities for employees, as well as a parts warehousing area with a work bench and parts shelving. No site occupancy is included and would not be required. There would be no hazardous chemicals or substances stored on site at the Golden Eagle Mine. Non-hazardous materials and substances such as fuel, oils, anti-freeze products would be stored within the fuel storage containment area. The fuel containment area would be constructed on site using earth berm and 60 millimeter government approved site liner for containment of any fuel spills for site fueling units. This area would be monitoring at least twice daily by personnel on site, as well as inspected by the fuel distributor weekly.

The Company’s Quality Assurance team will monitor all aspects of the operation on a daily basis during all hours of operations, monitoring all check dams, dust control, fuel dispensing and containment systems, as well as all reclamations soil blending programs. Samples would be taken and kept on site as a part of the quality control program for the site. Tests would include all hydrocarbons, metals such as lead and iron, and any other contaminant that may occur. Any contaminants detected at any given time would be immediately handled as hazardous waste and disposed into containers and transported to the waste facility in Sunnyside, Utah.

The Company currently does not have any proven or probable reserves and intends to validate pervious explorations that occurred on the property, expanded our prospecting, mapping, sampling and ultimately diamond drilling within our comprehensive exploration work which includes metallurgical testing to identify a proven reserve, starting in Phase I and is intended to be completed in Phase II (cost is included in the management and exploration expenses on page 43). In parallel, the Company will transport material to the processing facility for testing prior to having establishing a proven or probable reserve on the property. Phase I of our mining operations is estimated to cost $3,000,000 as outlined in our Use of Proceeds on page 43..

In Phase II, the Company will analyze the exploration and metallurgical testing data completed by certified and licensed professionals to determine the feasibility of fully executing the current Plan of Operations approved by the Division of Oil, Gas and Mining, (“DOGM”), and the BLM as described on page 20.  After the company accesses the data, any modifications, if any, will be identified and the proper amendments will be submitted to DOGM and BLM for approvals. The Company will identify and implement the mining method(s) best adapted to maximize production, including: (i) effective extraction of material delineated by the exploration, mine geology and grade control department., (ii) proper handling of material and blending method to attain an economical grade without sacrificing the quality of the material, (iii) proper, effective and economical milling plant operation that can recover the gold at the highest percentage possible, and (iv) proper disposal of plant tails.

Our current plans, predicated on raising $15,000,000 from the sale of common stock to begin Phase I.  If Phase I is favorable, we would then start Phase II that transitions the Company into a precious metals production company at an estimated cost of $12,000,000, which is a reflection of local costs for the type of work program planned.  We will proceed to Phase II only if we are successful in being able to secure the capital funding required to complete Phase II.  Therefore, we expect to expend $3,000,000 on Phase I.

Phase I may require up to sixteen weeks for the base work and an additional two months for analysis, evaluation of the work completed and the preparation of a report.  The cost for Phase I. is inclusive the aforementioned expenses and includes wages, fees, geological and geochemical supplies, assaying, equipment, trucking and operation costs. It is our intention to carry the work out in 2012 and early 2013, predicated on completion of the offering described in this Form 8-K.  We will assess the results of this program upon receipt of an appropriate engineering or geological report. It is our intention to retain a US-educated geoscientist to evaluate and conform to American standards the Phase I work program and to author a report to American standards for future capital raising.  Phase II is not planned to be carried out until late 2013 or early 2014 and will be contingent upon favorable results from phase I and specific recommendations of a professional geoscientist based on those results. Favorable results means that a geoscientist, engineer or other recognized professional states that there is a strong likelihood of value being added by transitioning into a precious metals production company, makes a written recommendation that we proceed to the next phase of production, a resolution is approved by the Board of Directors of the Company indicating such work should proceed and that it is feasible to finance the next phase of production.

In addition to GMI's interest in the Henry Mountain Project, the Company has also identified numerous other mining projects wherein the Company would either mine and process or process material from third party mines.  GMI began testing   these materials in October of 2012 to evaluate their commercial viability and may consummate processing contracts with the best candidates.  The Company intends to add more material processing circuits at the 671 acre site including flotation and other mineral extraction technologies to complement its current gravimetric circuit to accommodate the processing of different ore species.  GMI is well positioned to do so, on the 671 acre parcel as it already has a conditional use permit for the site.

We are an exploration stage mining company whose business objective is to identify proven reserves of gold and silver, construct mill sites, build out the Henry Mountain Project’s infrastructure and place the mines and the processing circuit for other materials into production after full metallurgical testing has been completed. GMI intends to explore for mineral deposits and in parallel transport concentrated material from the permitted property to the processing facility for testing and evaluation of mineral extraction feasibility. The Company and the Henry Mountain Project do not have any proven or probable reserves further work is required on the Henry Mountain Project before a final determination as to the economic feasibility of a mining venture can be made. There is no assurance that a commercially viable deposit will be proven through our exploration efforts.  The funds expended on our properties may not be successful in leading to the delineation of ore reserves that meet the criteria established under SEC guidelines.

GMI has not earned any revenues to date and do not anticipate earning revenues until such time as we are a production stage company.  We are presently in the exploration stage of our business and under Industry Guide 7 the Company cannot enter the development stage or production stage until we have defined a proven or probable reserve with a bankable feasibility study.

We can provide no assurance that commercially viable mineral deposits exist on our mining claims or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.  Further exploration is required before a final evaluation as to the economic and legal feasibility is determined as to whether our mining claims possess commercially exploitable mineral deposits.

The Company’s funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding.

PROPERTY DESCRIPTION AND LOCATIONS

The project area is located on the eastern flank of the Henry Mountains in the Eagle Benches area within the Colorado Plateau physiographic province. The Henry Mountains are about sixty miles long by about twenty miles wide. The town of Hanksville lies about 230 miles south east of Salt Lake City, Utah (figure 1 below), 20 miles to the north of the Henry Mountain claims and 11 miles north of the processing facility (figure 2 below). The range is bounded on the east and south by the Colorado River, on the west by the Waterpocket Fold, and on the north by the San Rafael Swell. From north to south the highest peaks of the Henry Mountains are: Mount Ellen at an elevation of 11,506 feet above sea level; Mount Pennell, with an elevation of 11,371 feet; Mount Hillers, 10,723 feet; Mount Holmes, 7,930 feet; and Mount Ellsworth, at 8,235 feet.  The average precipitation at the Eagle Bench is approximately 9 to 12 inches annually. Temperatures (Fahrenheit) range seasonally from below zero to above 100 degrees on the Henry Mountains. The main access road up Eagle Benches serves livestock operators, mining and exploration crews, and recreation oriented travelers and is maintained annually by Garfield County.

The Henry Mountain Project includes the mining claims known as the Golden Eagle Clam Group consisting of 105 twenty acre placer claims ((loose material such as sand or gravel) totaling 2,100 acres located in Sections 19, 20, 21, 22, 28, 29, and 30, Township 31 South, Range 11East with the claim numbers of UMC413213 through UMC413309 and UMC414263 through UNC414270. The Silver Eagle Claim Group consists of 25 twenty-acre lode claims (hard rock) totaling 500 acres located in Section 3, Township 32 South, Range 10 East with the claim numbers of UMC414271 through UMC414295.  Additionally, the Bald Eagle Claim Group consist of 43, twenty-acre lode claims totaling 860 acres located in Sections 27 and 28 of Township 31South, Range 10 East with the claim numbers of UMC414196 through UMC414238. Furthermore, the Copper Eagle Claim Group consist of 24 twenty acre lode claims totaling 480 acres located in Section 1, township 32 South, Range 10 East with the claim numbers of UMC414230 through UMC414262. The total claims available to the Company are 105 twenty-acre placer claims and 92 twenty-acre lode claims for a total of 197 twenty acre claims and 3,940 acres located in Salt Lake Base and Meridian, in Garfield County, Utah.  The aforementioned claims are all owned by the Federal Government and are managed by the Bureau of Land Management, these claims are located within a mile of each other and approximately 10-12 miles from the processing facility. (See figure 2 and 3 below)

Figure 1

DRIVING DIRECTIONS FROM SALT LAKE CITY TO HANKSVILLE, UTAH

Figure 2

LOCATIONS OF PROCESSING PLANT AND MINE CLAIMS

Figure 3

 HENRY MOUNTAIN CLAIMS GROUP

Figure 4
 BLM PERMITTED MINE SITES

Figure 5
BLM APPROVED AND PERMITTED AREA

Golden Eagle Mine

State of Utah

19
20
Butler
Proposed Disturbance = 8.264 acres
30
29
31S 11E
Golden Eagle Claims 98 - 103
S1/2 SE1/4 NW1/4 Sec. 29
Crescent
Eagle Benches Road
31
32
Well

Legend

Agricultural Res. Stn.	Nat'l Park Service	Bankhead-Jones L.U. Lands
BLM	Indian Lands	State lands
National Forest	Mil. Reservations	Private Lands
National Grasslands	Nat'l Wildlife Ref's	Water

1 = 15,000

0 0.075 0.15 0.225 0.3 Miles

0 0.2 0.4 0.6 0.8 KM

NATIONAL SYSTEM OF PUBLIC LANDS

Map Created on Mar. 22, 2012

United States Department of the Interior
Bureau of Land Management

Caution:
Land ownership data is derived from less accurate data than the 1:24000 scale base map. Therefore, land ownership may not be known for parcels less than 40 acres of land. Ownership lines may have plotting errors due to source data. No warranty is made by the Bureau of Land Management for the use of the data for use of the data for purposes not intended by the BLM.

Pursuant to the Option Agreement with Greentech Mining, Inc. and Greentech Mining, Utah, the Company intends to commence small mining operations on 8.264 acres consisting of alluvial gravels situated in the Crescent Creek area on the eastern flank of the Henry Mountains. GMI intends to conduct operation and exploration activities thereon upon the posting of a $51,000 reclamation bond under a Greentech Mining Utah BLM and DOGM approved Plan of Operations (described on pages 19 through 27) incorporating the Golden Eagle #103 claim located in the South Ѕ of the South East ј of the North West ј (S1/2SE1/4NW1/4) of Section 29, Township 31 South, Range 11 East with UMC #414268, Salt Lake Base and Meridian, in Garfield County, Utah (See figure 4 and 5 above). We are presently in the exploration stage of our business and under Industry Guide 7 companies cannot enter the development stage or production stage until they have defined a proven or probable reserve with a bankable feasibility study.

The BLM approved a 4 phase surface excavation plan (as outlined on pages 21-24) that measures 300 feet by 1,200 feet total, top soil would be stripped off and stockpiled for use in reclamation. Exposed target gravels would be excavated and processed in 300' x 200' sections. Each processed section would be reclaimed and regraded in succession. The operation is designed to process 100 to 200 tons per hour using trailer mounted “Aerosort” dry air material concentration equipment. Mining and excavation equipment would include the use of rubber-tired loaders and transport and water trucks, a tracked D8 or D9 bulldozer and one tracked 345 Caterpillar excavator or backhoe. Topsoil would be stripped off and stockpiled for use in reclamation. Site access would be via existing county maintained roads with the exception of one new road described as 80 feet long and 10 feet wide to allow ingress and egress to the operations site. A mobile office trailer would be placed on site to house office communications and on site safety filings with safety evacuation procedures and satellite communications which will offer instant links to emergency response units from Wayne and Garfield counties, as well as all Mine Safety and Health Administration (“MSHA”) incident reporting requirements for the site. This mobile unit would also have self-contained restroom facilities for employees, as well as a parts warehousing area with a work bench and parts shelving. No site occupancy is included and would not be required. There would be no hazardous chemicals or substances stored on site at the Golden Eagle Mine. Non-hazardous materials and substances such as fuel, oils, anti-freeze products would be stored within the fuel storage containment area. The fuel containment area would be constructed on site using earth berm and 60 millimeter government approved site liner for containment of any fuel spills for site fueling units. This area would be monitoring at least twice daily by personnel on site, as well as inspected by the fuel distributor weekly.

The Company’s Quality Assurance team will monitor all aspects of the operation on a daily basis during all hours of operations, monitoring all check dams, dust control, fuel dispensing and containment systems, as well as all reclamations soil blending programs. Samples would be taken and kept on site as a part of the quality control program for the site. Tests would include all hydrocarbons, metals such as lead and iron, and any other contaminant that may occur. Any contaminants detected at any given time would be immediately handled as hazardous waste and disposed into containers and transported to the waste facility in Sunnyside, Utah.

A Fugitive Dust Control Plan was approved by the Utah Division of Air Quality and by BLM within the Plan of Operations. Water supplied for dust control would be from Township 29 South, Range11 East, Section 36 (Water Right 95-5290(A79300) or contracted from private sources. The operation would use no waters from nearby streams.

Operations under the mining plan are anticipated to take 18 months to complete outside of shutdowns for inclement weather, seasonal restrictions and regulatory requirements. For the purposes of Environmental Assessment, a timeframe of three to five years is used to analyze what might be the maximum length of operations giving consideration to required shut downs. During shut down periods, equipment would be de-mobilized.

The Proposed Action was approved and the Company is authorized to commence following activities on public lands managed by BLM:

•	Temporary construction of an 80’ x 10’ access road to facilitate operations.

•	Temporary installation of storm water runoff and sediment control structures.

•	The excavation and on-site processing of target gravels in 300’ x 200’ sections.

•	Reclamation of previously mined and processed sections prior to mining the next scheduled section.

BLM APPROVED MOBILE SCEENING PLANT LOCATION SET-UP ON SITE OVERHEAD VIEW

Access to the site will require no new access roads as the perimeter of the permit area intersects with the main access road.

BLM APPROVED MOBILE SCEENING PLANT FLOW SHEET

Primary feeder grizzly

With primary screen

secondary mobile 2 deck screen

Mobile Aerosort concentrator

Dry air unit with dust suppression

Primary and secondary

Mobile crushing unit

Aerosort Concentrator                                     Primary and Secondary Crushing Unit

Rock types include, Diorite porphyry, gray feldspar andesite porphyry as the 2 most common rock type occurrences within the alluvial fan with sedimentary rock erosive basin rocks eroding into the alluvial fan where gold may be found. (Rodney A. Blakestad, JD., CPG report 1999) Distribution of these rock types will be mapped and cataloged with grade control personnel and data reported will be used for the replacement of the waste materials which can be blended with different rock sizes so as to carefully mimic the stratification of the disturbed area for the reclamation planning and layering of the top soil program.

The western mine high wall once established will utilize a drop terrace mining technique using a gradient slope of ½ to 1 in ratio. This will allow a 15ft. drop for each terrace and a 7.5ft landing to support the upper terrace during excavation along the 300 foot western perimeter advance of the mine site. The northern and southern mine perimeter lines will be sloped at natural angle of repose in this system which is 29 degrees. By leaving natural angle of repose along the side pit walls wildlife and cattle will not have a safety issue if crossing or visiting the area.

BLM APPROVED GOLDEN EAGLE MINE CROSS SECTION SLOPE ANGLE IN DEGREE FOR EAGLE
BENCH NATURAL SLOPE AND ESTIMATED BEDROCK POSITION

125 FEET ELEVATION CHANGE
SURFACE OF ALLUVIAL FLOW
1,200 FOOT MINE LENGTH LINE
BEDROCK
LINE AT 50FT DEPTH

ANGLE OF EAGLE BENCH SLOPE IS 5.5 DEGREE

MINE EXCAVATION NORTH / SOUTH PIT WALL CROSS SECTION LOOK

29 DEGREE ANGLE OF REPOSE
FOR NORTH AND SOUTH SLOPES
OF MINE EXCAVATION PERIMETER
300 FEET NORTH / SOUTH PERIMETER

MINE EXCAVATION CROSS SECTION OF ADVANCING PIT WALL ON WEST PERIMETER LINES.

15 FT. DROP TERRACE
7.5 FOOT LANDING TERRACE

BLM APPROVED MINING AND RECLAMATION SITE PLAN

 METALS PROCESSING AND REFINING

The BLM has issued permits for the Golden Eagle #103 and a comprehensive sample program is intended to be implemented at both the upper elevation target area and the lower alluvial mine groups. This surface sampling process is generally defined in the industry as a surface anomaly test program, and once completed will define the exploration target areas for potential ore bearing regions of the entire project.  Geological profile mappings are also generated from this test program and exploration drill targets are engineered for the core drilling experts. This procedure is intended to ultimately provide proven gold ounces in the ground that can be further developed into proven gold reserves for the project.

 FINAL PROCESSING AND REFINMENTS OF GOLD DORE’
GREENTECH PROCESSING FACILITY

The Company has contracted to operate the facility known as the Greentech Processing Facility (above), 11 miles south of Hanksville, Utah, and 12 miles from the Henry Mountain claim group. This property consists of 671 acres of private property and is fully permitted to operate in the 40 foot x 80-foot metal building structure with a complete material stacking and bin system is in place on the site. The property has 2 water wells that provide the facility enough water that can be used for all refining and process needs including two settling ponds for the recycling of the water used in the separation process. Furthermore, there is power, a cell phone system installed and cement material bins have been constructed as well as a transport truck weight scale system. The processing facility is intended to process material from multiple mining sites including the Henry Mountain claim group upon the completion of comprehensive exploration work which includes metallurgical testing and third party owned properties after metallurgical testing, currently the facility is fully equipped with gravity separation equipment, consisting of spiral classifiers and Nelson concentrators in addition to other equipment.

Testing and enhancements of the gravity separation circuit at the facility have been done by Greentech Utah since 2011 and have included testing of materials from several different mine sites including the Henry Mountain claim group. The testing to date indicates that the current circuit design can segregate the material and produce a gold/silver concentrate that can be smelted to extract the gold from the material. Previous testing on the Henry Mountain claim group completed by Greentech Utah in 2012 indicated that the material could be segregated to produce a gold/silver black sand material and smelted into gold beads. Although there has been black sand material produce from the Henry Mountain claims, due to the limited testing it is still unknown as to the most effective extraction process and much more exploration work need to be completed with Phase I. Pervious testing done in 1998 (60 tons from three locations) indicates that any mineralized materials discovered during the exploration stage of the Henry Mountain placer claims will likely be disseminated in nature and require leaching for effective metal recovery (see page 13 for historical testing that was done in 1998 on the Henry Mountain placer claims indicating a leach process would be most effective).

Initial testing results indicate that gold and silver are present in the black sand produced by the system but it is unknown if the metals can be recovered at this time. Furthermore, the economic feasibility has not been shown due to the small amount of material that has been evaluated to date and there is the associated risk that the operation as planned will not be profitable either with respect to our own mining operations or refining tailings or other mining concentrates from other mining companies in close proximity to our operations.

We have incorporated flexibility into our processing building design to allow for alternative/additional precious metal extraction processes to be installed that may include a leach system, flotation system and eletrowinning system to enhance the extraction process, these enhancements are intended to be implemented in Phase II.

In Phase I, the Company will amend the existing processing facility’s Conditional Use Permit that on September 6, 2012 began a new term and automatically renews as long as there is no adverse effect on the community. The permit allows us to engage in mineral processing activities and conduct business under conditions designed to protect the neighborhood and the community. The amended permits will allow the Company to increase the scope of operations from R&D and pilot scale operations (10 tons of material per hour) to commercial scale operations (100 tons per hour)  and will include the utilization of a leaching system, flotation system and electrowinning system. The Company estimates that the amended permitting will take approximately one hundred eighty days for the Wayne County Planning Commission to review and approve the amendment. In parallel, GMI will fabricate install and test additional equipment for processing material imported from other mines in preparation of achieving commercial level production. During this phase the Company will also test gravel samples from several mines to determine the feasibility of importing and processing mined material from third parties.

The pictured processing equipment is currently at the plant in Hanksville Utah and is owned by Greentech Mining Inc and operated by the Company. If the Company does not exercise the option to purchase or the agreement is terminated, the pictured equipment will continue to be owned by Greentech Mining Inc. In the event the Company purchases additional equipment as outlined in the plan of operation on pages 37 through 40, the equipment will be owned by the Company regardless of termination.

The following flow sheet outlines the positions of the equipment inside the building area that is present on site. The Company intends on modifying and up grading the current equipment in Phase 1 to process 75 – 100 tons per hour.

The hopper and conveyor system sends material through the trommel separation system (upper left photo) that feeds material into the buildings crushing system and screening unit (upper right photo) which then transfers the material to two clarifying systems.

The material has been received from the crushing system and is now being classified by practical size in the classifying units (upper left photo) and the lighter particles will be sent to the tailing pond and the heaver particles will be sent to the triple deck and Deister table (upper right photo) for final concentration of the precious metal minerals.

THE PROCESS FROM MINE TO REFINING

If the Company can define a proven or probable reserve after completion of comprehensive exploration work which includes metallurgical testing in Phase I and completed in Phase II (cost is included in the management and exploration expenses on page 43) at the mine sites and has a bankable feasibility study the Company intends to screen the material removing all oversize rock and debris which carry very little value.  Then the material would be transported by truck to the GMI facility that is currently fully equipped with a ten ton per hour gravity separation system, which is 12 miles from the Henry Mountain mine site. At the GMI facility the material would be stored in the material bins and sent to the crushing grinding facility where metals is intended to be further released from the rock by crushing techniques. Once crushed, the material is screened, classified by particle size and the heaver particles are sent to the triple deck and Deister table for final gravity separation designed to produce a black sand metal concentrate that can be smelted (as described on pages 25-27). Upon receiving the amended permit (as described on page 12) the Company plans to upgrade the current system (10 tons per hour) to 100 tons per hour and incorporate a leach, flotation and electrowinning systems into the processing circuit. The enhancements of our extraction capabilities are intended increase the probability of producing a gold purity of 99.99 percent as part of our Phase II implementation.

THE PHOTOS ABOVE REPRESENT THE FINAL SMELTING PHASE OF PURIFYING
PRECIOUS METALS AT THE COMPANY’S FULLY PERMITTED PROCESSING FACILITY IN HANKSVILLE, UTAH

HENRY MOUNTAIN GOLD HISTORICAL

Evidence of prehistoric inhabitation by both the Fremont and Anasazi cultures is found in areas surrounding the Henry Mountains, but there is little or no indication of habitation in the mountains themselves. The Henry Mountains were little known until described by Grove Karl Gilbert, the Powell Expedition Geologist, in his report entitled “Report of the Geology of the Henry Mountains” published in 1877. By the 1890’s the lure of precious metals brought the largest influx of settlers into the area. Lumber for the mining was cut at many places in the mountains, and roads to reach the stands of timber were built up Bull Creek where a saw-mill was located. In 1890 Jack Sumner, who had been with Powell in 1869, located the Bromide Mine near the summit of Mount Ellen. By 1893 more than 100 men were reported to be working in the mines and camps of the area. A small town called Eagle City was established at Crescent Creek in the Eagle Benches area, with homes, a hotel, two saloons, a dance hall, three stores, and a post office but by 1900 gold had played out and Eagle City was a ghost town.

COMPETITION

The mineral exploration business is an extremely competitive industry. We are competing with many other exploration companies looking for minerals. We are a very early stage mineral exploration company and a very small participant in the mineral exploration business. Being a junior mineral exploration company, we compete with other companies like ours for financing and joint venture partners. Additionally, we compete for resources such as professional geologists, camp staff, helicopters and mineral exploration supplies.

GOVERNMENT REGULATIONS

Because we are engaged in the mineral exploration activities, we are exposed to many governmental and environmental risks associated with our business. We are currently the operator of the Henry Mountain project and processing plant for Greentech Mining Inc. who has obtained a small mining operations permit consisting of 8.264 acres that has a $50,000 reclamation bond that needs to be posted before mining can begin. They have also obtained a conditional use permit for the processing plant.

The process of obtaining a Small Mining Operating Permit is to file a Notice of Intention to Commence Small Mining Operations form that applies only to mining operations which disturb or will disturb five or less surface acres at any time in incorporated areas or ten or less acres in unincorporated areas. A permit fee is required to accompany the application form and annually thereafter, until the operator reclaims the site and obtains a formal release from the Division of Oil, Gas and Mining. The fee is $150.00 for sites with a disturbed area of five acres or less or $500.00 for sites with a disturbed area of ten acres or less and over five acres. The Company must also file a detailed plan of operation with the BLM.

The process to expend operations from Small Mining Operating Permit to a Large Mining Operating Permit is to file a Notice of Intention to Commence Large Mining Operations that applies only to mining operations that disturb or will disturb more than five (5) surface acres at any given time. A $500.00 initial application fee is required to accompany the application form for operations with less than 50 surface acres, and $1,000.00 initial application fee for those operations exceeding 50 surface acres. The fees are due annually thereafter, until the operator reclaims the site and obtains a formal release from the Division of Oil, Gas and Mining. The Company must also file a detailed plan of operation with the BLM.

Environmental and other government regulations that must be addressed in the plan of operation to obtain a Small Mining Permit and expand to a Large Mining Permit at the federal, state and local level include:

●	surface impact;
●	water acquisition and treatment;
●	site access;
●	reclamation;
●	wildlife preservation;
●	licenses and permits; and
●	maintaining the environment.

Regulatory compliance in the mining industry is complex and the failure to meet and satisfy various requirements can result in fines, civil or criminal penalties or other limitations.

In the event we are able to secure funding necessary to implement the BLM approved plan of operation, we will be subject to regulation by governmental authorities. In order to maintain our claims, we must make annual payments to the BLM and the State of Utah in the estimated amount of $50,000. To maintain a Small or Large Mining Operations Permit, an annual report summarizes mining operations conducted during the preceding calendar year, the location of the operation, the gross amount of material and waste material moved during the year, as well as the disposition of such materials. The report must also summarize the reclamation work performed and new surface disturbances created during the year. The annual report must be filed on or before January 31 of each year, unless waived in writing by the Division of Oil, Gas and Mining.

If we proceed to phase one drilling, outside of the permitted area, we must secure an Exploration Permit by filing a Notice of Intention to Conduct Exploration that applies only to exploration activities. "Exploration" means surface disturbing activities conducted for the purpose of discovering a deposit or mineral deposit, delineating the boundaries of a deposit or mineral deposit, and identifying regions or specific areas in which deposits or mineral deposits are most likely to exist. "Exploration" includes, but is not limited to: sinking shafts; tunneling; drilling holes and digging pits or cuts; building of roads, and other access ways; and constructing and operating other facilities related to these activities. A $150.00 initial application fee is required to accompany the application form and annually thereafter, until the operator reclaims the site and obtains a formal release from the Division of Oil, Gas and Mining. The Company must also file a detailed plan of operation with the BLM.

In the event the Company exercises the option to purchase the processing facility, Greentech Inc. will file Notice of Intention for Small or Large Mining Operations to transfer the approved permit for a small or large mining operation to the Company. The Company will be required to post a new reclamation surety and must assume full responsibility for continued mining operations and all reclamation obligations associated with the large mining operation.

The Company operates the processing facility under a Greentech a Conditional Use Permit that allows us to engage in mineral processing activities and conduct business under conditions designed to protect the neighborhood and the community. A conditional use is a use that is permitted if the Planning Commission makes certain findings, including a finding that the use will not have an adverse effect on the community. Each Conditional Use Permit application must be reviewed individually to determine if the proposed use can operate at a given location without harming its neighbors or the surrounding community. The term of the permit is two years and as of September 6, 2012 began a new term and automatically renews as long as there is no adverse effect on the community and the estimated time to amend these permits is approximately 180 days.

Subsequently, operating and environmental permits will be required from applicable regulatory bodies using technical applications filed by us. The failure or delay in obtaining regulatory approvals or licenses will adversely affect our ability to explore our property and otherwise carry out our business plan.

Any exploration or production on United States Federal land will have to comply with the Federal Land Management Planning Act, which has the effect generally of protecting the environment. Any exploration or production on private property, whether owned or leased, will have to comply with the Endangered Species Act and the Clean Water Act. The costs of complying with environmental concerns under any of these acts vary on a case-by-case basis. In many instances the cost can be prohibitive to development. Environmental costs associated with a particular project must be factored into the overall cost evaluation of whether to proceed with the project.

There are no costs to us at the present time except for annual fee payments related to the claims and reclamation bonding requirements of the Bureau of Land Management in connection with compliance with environmental laws. However, because we anticipate engaging in natural resource projects, these costs could occur at any time and the potential liability could be extensive.

EMPLOYEES

We currently have five full time employees. None of our employees are represented by a labor union and we consider our relationships with our employees to be good.

Item 1A.   RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.    UNRESOLVED STAFF COMMENTS.

None.

 ITEM 2.  PROPERTIES

At this time, the Company maintains its designated office at 1840 Gateway Drive, Suite 200, Foster City CA, 94404.  The Company’s telephone number is (650) 283-2653.

ITEM 3.  LEGAL PROCEEDINGS

While we are not currently a party to any material pending legal proceedings, from time to time we may be named as a party to lawsuits in the normal course of our business.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for our common stock or any other class of our equity securities.

As of March 31, 2013, there were two (2) holders of record of our common stock and a total of 31,000,000 shares of common stock outstanding. All common stock currently outstanding was issued by the Company under applicable exemptions from registration under the Securities Act. None of our stock is registered under the Exchange Act, and no stock may be sold or offered unless registered with the SEC or sold under an applicable exemption from registration. There were no holders in “street name.”

To date, the Company has not paid any dividends. The Company does not intend to pay dividends in the foreseeable future, as the Company plans to retain its funds for operating purposes.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion of our financial condition and results of operation from inception February 6, 2012 through March 31, 2013 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Our Business” sections in this Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Additional, Phase I includes the Company financing the approved BLM Plan of Operation reclamation bond for the Golden Eagle claim #103 and starting exploration under the current Small Mine permit. This phase will consist of validation of previous exploration programs completed by previous mine owners expanding our prospecting, mapping, sampling and ultimately diamond drilling (Exploration Expenses), our option agreement, equipment purchases for the mine site and the processing plant, effective mine planning (Option, Mine Site and Processing Plant) and other general administrative expenses (Other Expenditures). The implementation will be facilitated at a cost of $3,000,000 to the Company as outlined in the table on page 43 below.

In Phase II, the Company will analyze the exploration data completed by certified and licensed professionals to determine the feasibility of executing the current Plan of Operations approved by the Division of Oil, Gas and Mining, (“DOGM”), and the BLM.  After the Company accesses the data, any modifications, if any, will be identified and the proper amendments will be submitted to DOGM and BLM for approvals. The Company will identify and implement the mining method(s) best adapted to maximize production, including: (i) effective extraction of material delineated by the exploration, mine geology and grade control department., (ii) proper handling of material and blending method to attain an economical grade without sacrificing the quality of the material (Exploration Expense), (iii) proper, effective and economical milling plant operation that can recover the gold at the highest percentage possible, and (iv) proper disposal of plant tails (Option, Mine Site and Processing Plant) and other general administrative expenses (Other Expenditures) as outlined in the table on page 43 below.

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

Phase I may require up to sixteen weeks for the base work and an additional two months for analysis, evaluation of the work completed and the preparation of a report.  The cost for Phase I is inclusive the aforementioned expenses and includes wages, fees, geological and geochemical supplies, assaying, equipment, trucking and operation costs. It is our intention to carry the work out in 2012 and early 2013, predicated on completion of the off the financing described in this document.  We will assess the results of this program upon receipt of an appropriate engineering or geological report. It is our intention to retain a US-educated geoscientist to evaluate and conform to American standards the phase I work program and to author a report to American standards for future capital raising.  Phase II is not planned to be carried out until 2013 and will be contingent upon favorable results from phase I and specific recommendations of a professional geoscientist based on those results. Favorable results means that a geoscientist, engineer or other recognized professional states that there is a strong likelihood of value being added by transitioning into a precious metals production company, makes a written recommendation that we proceed to the next phase of production, a resolution is approved by the Board of Directors of the Company indicating such work should proceed and that it is feasible to finance the next phase of production. We are presently in the exploration stage of our business and under Industry Guide 7 companies cannot enter the development stage or production stage until we have completed comprehensive exploration work which includes metallurgical testing and defined a proven or probable reserve with a bankable feasibility study.

Under the terms of the Option Agreement the Company shall make payment to Owner for the initial consideration of three million dollars ($3,000,000) with the first payment of one million dollars (1,000,000) being paid on or before November 1, 2012 that was extended to November 1, 2013 and the remaining balance made in ten (10) consecutive payments of $200,000 beginning on December 1, 2012 that was extended to December 1, 2013.  Owner warrants and covenants that it will utilize the funds to remove encumbrances and hold full title and exclusive possession of the Mines and Processing Plant free and clear from all grants, sales, liens, defects, adverse claims and encumbrances of any kind by November 15, 2013 that was extended to November 15, 2013.

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

There is no guarantee that the Company will be able to raise this or any amount of additional capital and a failure to do so would have a significant adverse effect on the Company’s ability, or would cause significant delays in its ability to address the market for exploration, developing, mining and processing minerals and achieve its Business Plan, it estimated the minimum amount of capital the company needs to raise over the ne twelve months is $1 million to continue operations. Neither the Company nor any of its advisors or consultants has significant experience in the mining industry to raise funds similar to the $15,000,000 estimated to be required,

Going Concern

We were a shell company from February 6, 2012 until our entry into the mining industry in June of 2012.  We have incurred net losses of approximately $109,345 since inception through March 31, 2013.  At March 31, 2013 we had approximately $53 in cash and $0 other assets and our total liabilities were $104,798.  The report of our independent registered public accounting firm on our financial statements form inception through March 31, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern based upon recurring operating losses and our need to obtain additional financing to sustain operations.  Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses.  There are no assurances that we will continue as a going concern.

Results of Operations

The following is a summary of the Company’s operation results for the years ended March 31, 2013 and 2012:

	2013	2012

Total operating expenses	$107,545	$1,800
Net loss	$(107,545)	$(1,800)

For the period from inception (February 6, 2012) through March 31, 2013, the Company had no activities that produced revenues from operations and had a net loss of $109,345, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in February 2012 and other SEC-related compliance matters.

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

We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase significantly as compared to the period year ended March 31, 2012. In addition, we expect to incur exploration and processing expenses as we seek to advance our operations.

The Company’s common stock has never traded publicly, and no stock has traded in private markets either, except for privately negotiated sales to investors, the founder of the Company and the founder of the technology from which the Company subsequently licensed rights. No common stock has been sold in any transactions since the Company emerged from its shell-company status. The Company does not have any offers for purchase of its common stock in any stage, and no stock is registered for resale with the Securities and Exchange Commission.

Liquidity and Capital Resource

As of March 31, 2013, we had a cash balance of only $53 in cash. We accrued expenses were $104,798, of which $80,098 is due to AVP and $24,700 due to Matthew Neher and Novus Aurum Trust related parties. We had a stockholders’ deficit of approximately $104,745 and no means to pay the liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of the Company until the financing is completed.

We have recorded the estimated fair value of the Greentech mining and milling assets as an aggregate amount on our condensed balance sheet. The assets include the land, water rights and the milling facility (the buildings and equipment).

The following is a summary of the Company's cash flows from operating, investing, and financing activities:
For the Cumulative Period from Inception (February 6, 2012) through March 31, 2013

Operating activities	$(2,747)
Investing activities	-
Financing activities	$2,600

Net effect on cash	$(147)

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

If we do not raise additional funds of at least $6.5 million for the advancement of our option agreements by March 15, 2015, we will lose our rights to the options; at least $1 million of these additional funds must be raised before November 1, 2013 for our Greentech Mining Inc. Option Agreement (amended from December 1, 2012), at least $750,000 must be raised before March 1, 2013 if we intend to exercise our Mineral Claim Option Agreement with Union Gulf Resources Ltd.(amended from August 1, 2013).

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

Stock-Based Compensation

We plan to account for stock awards granted to recipients using an estimate of the fair value of the stock award on the date that the award is granted. This estimated fair value will be recognized as an expense in the statement of operations on a straight-line basis over the vesting period of the underlying stock option, generally four years for employees. There is a high degree of subjectivity involved in estimating the input values needed to estimate the fair value of stock options and other awards. For the Company in particular, our stock has never traded and therefore it will be difficult to determine the underlying fair value of our common stock on each date a stock award is made. Changes in any of the assumptions required to estimate the fair value, particularly the estimated value of the underlying stock and the estimated volatility, as well as the estimated term of the options, can materially affect the resulting estimates of the fair values of the awards that are granted. Also, the expenses recorded for stock-based compensation in our financial statements may differ significantly from the actual value realized by the recipients of the stock options, and these expenses are not adjusted to the actual amounts, if any, realized by the stock option recipients. Users of the financial statements should also understand that the expenses we recognize for stock-based compensation do not result in payments of cash by us.

Recent Accounting Pronouncements

We recently commenced our operations and do not believe that there are any recently issued accounting pronouncements that we have not adopted which are likely to have a material impact on our financial position, results of operations or other disclosures.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREENTECH MINING INTERNATIONAL, INC.

- INDEX TO FINANCIAL STATEMENTS -

Page(s)

Report of Independent Registered Public Accounting Firms	F-2

Balance Sheet as of March 31, 2013 and March 31, 2012	F-4

Statements of Operations for the years ended March 31, 2013 and March 31, 2012 and for the period from inception (February 6, 2012) through March 31, 2013	F-5

Statements of Changes in Stockholders’ Deficit for the period from inception (February 6, 2012) through March 31, 2013	F-6

Statements of Cash Flows for the years ended March 31, 2013 and March 31, 2012 and from the period from inception (February 6, 2012) through March 31, 2013	F-7

Notes to Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Greentech Mining International, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Greentech Mining International, Inc.(a development stage company) as of March 31, 2013 and the related statement of operations, changes in stockholder's equity (deficit) and cash flows for the year ended March 31, 2013 and for the period from inception (February 6, 2012) to March 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greentech Mining International, Inc. (a development stage company) as of March 31, 2013 and the results of its operations and its cash flows for the year ended March 31, 2013 and for the period from inception (February 6, 2012) to March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a loss since inception, has a net accumulated deficit and may be unable to raise further equity. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP

Newport Beach, CA
June 28, 2013

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

/s/ Peter Messineo, CPA
Peter Messineo, CPA
Palm Harbor FL
June 26, 2012

GREENTECH MINING INTERNATIONAL, INC.
         (A Development Stage Company)
            BALANCE SHEETS

	March 31,	March 31,
	2013	2012

ASSETS
Current assets:
Cash	$53	$200
Total current assets	53	200

Total assets	$53	$200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Due to shareholder	$104,798	$-
		-
Total liabilities	104,798	-

Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 31,000,000 and 5,000,000 shares issued and outstanding as of March 31, 2013 and 2012, respectively	3,100	500
Additional paid-in capital	1,500	1,500
Accumulated deficit	(109,345)	(1,800)

Total stockholders’ equity (deficit)	(104,745)	200

Total liabilities and stockholders’ equity (deficit)	$53	$200

The accompanying notes are an integral part of these financial statements.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			February 6, 2012
			(inception)
	For the Year Ended		through
	March 31,		March 31,
	2013	2012	2013

Revenues	$-	$-	$-

EXPENSES
Operating Expenses	-	-
General and administrative	107,545	1,800	109,345
Total operating expenses	107,545	1,800	109,345

NET LOSS	$(107,545)	$(1,800)	$(109,345)

LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC AND DILUTED	31,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
 STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	APIC	Deficit	Total
Balance Prior to Inception	-	$-	$-	$-	$-

Issuance of Common Stock -founders for cash	5,000,000	500	1,500	-	2,000
Net loss	-	-	-	(1,800)	(1,800)
Balance at March 31, 2012	5,000,000	500	1,500	(1,800)	200

Tender of shares by founder, June 26, 2012 at $.0001 per share	(1,500,000)	(150)	-	-	(150)
Issuance of Common Stock under consulting agreement June 27, 2012, at $.0001 per share	1,000,000	100	-		100
Issuance of Common Stock under subscription agreement with Novus Aurum Trust, June 26, 2012, at $.0001 per share	26,500,000	2,650	-	-	2,650
Net loss	-	-	-	(107,545)	(107,545)
Balance at March 31, 2013	31,000,000	3,100	1,500	(109,345)	(104,745)

 The accompanying notes are an integral part of these financial statements.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
 STATEMENTS OF CASH FLOWS

	March 31, 2013	March 31, 2012	Inception (February 6, 2012) through March 31, 2013 (Cumulative)
OPERATING ACTIVITIES:
Net loss	$(107,545)	$(1,800)	$(109,345)
Change in operating assets and liabilities:
Due to shareholder	104,798	-	104,798

Net cash used in operating activities	(2,747)	(1,800)	(4,547)

FINANCING ACTIVITIES:
Redemption of shares	(150)	-	(150)
Proceeds from the issuance of common stock	2,750	2,000	4,750
Net cash provided by financing activities	2,600	2,000	4,600
Net increase (decrease) in cash	(147)	200	53

Cash at beginning of year	200	2000	-

Cash at end of year	$53	$200	$53

The accompanying notes are an integral part of these financial statements.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 1 - BUSINESS DESCRIPTION

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
MARCH 31, 2013

Management's estimates of gold prices, recoverable reserves, probable outcomes, operating capital and reclamation costs are subject to risks and uncertainties that may affect the recoverability of mineral property costs.

 (b)   Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Under the Jumpstart Our Business Startups Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to avail ourselves to this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

 NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements the Company has a deficit accumulated during the development stage of $109,345, due to shareholder of $104,798 and had $53 cash as of March 31, 2013. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, develop the products that it has licensed, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE - 3 SIGNIFICANT ACCOUNTING POLICIES

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

CASH AND CASH EQUIVALENTS - All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits.  Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. The company does not have cash equivalents as of March 31, 2013 and 2012.

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
MARCH 31, 2013

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

LOSS PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At December 31, 2012, the Company did not have any potentially dilutive common shares.

FINANCIAL INSTRUMENTS - In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities.  The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 "Fair Value Measurements and Disclosures" (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.


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

	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013. These financial instruments include stock options granted to the officers in 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

Effective January 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all nonowner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any, adoption of ASU 2011-11 will have on its financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its financial statements.

NOTE 4 - STOCK-BASED COMPENSATION

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

During the year ended March 31, 2013, the Company entered into an employment agreement under which it agreed to grant options to purchase 1,750,000 shares of common stock to its officer. Pursuant to the terms of each of the employment agreements, the options will vest over approximately four years from the date of the officer’s commenced employment and will have an exercise price of $0.0001 per share. The Company granted options to these officers at the $0.0001 per share exercise price, in part, because the employment agreements do not provide for the officers to receive any cash compensation until the Company secures at least $2 million in financing.

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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of options granted during the year ended March 31, 2013 was minimal.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

The Company has reserved a total of 7,500,000 shares of common stock for issuance under its stock award plan, and issued 1,750,000 as of March 31, 2013 and per our Company’s Stock Plan the plan re-triggers to 25% of the total outstanding shares on January 1, 2013, therefore as of  March 31, 2013 the Company has a reserve of 5,750,000 shares of common stock for issuance under its stock award plan.

NOTE 5 - STOCK AND STOCK TRANSACTIONS

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

At inception (February 6, 2012), the Company issued 5,000,000 shares of common stock to Accelerated Venture Partners, LLC (“AVP”) for $2,000.

On June 26, 2012, the Company issued 26,500,000, shares of common stock to Novus Aurum Trust at par value.

On June 26, 2012, AVP tendered 1,500,000 shares to the Company for cancellation.

On June 27, the Company granted AVP an option to purchase 1,000,000 shares of common stock at par value in exchange for certain consulting services, and AVP immediately exercised this option. The Company has the option to repurchase the shares exercised under the option at par value if the below milestones are not met within a specified time.

As of March 31, 2013, there were 31,000,000 shares issued and outstanding and 7,500,000 shares of common stock were reserved for issuance under the Company’s Stock Option Plan and 5,500,000 of these shares remained available for future issuance as of March 31, 2013. There were 69,000,000 shares of common stock available for future issuance.

NOTE 6 - INCOME TAXES

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
March 31, 2013

Gross deferred tax assets	$109,345
Valuation allowance	(109,345)
Net deferred tax asset	$-

As of March 31, 2013, the Company had a net operating loss carryforward of approximately $109,345, which will begin to expired in the tax year 2028.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of the date of adoption and as of March 31, 2013 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the year 2008 forward. There are no tax examinations currently in progress.

NOTE 7 - OPTION AGREEMENTS

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
The term of the Option Agreement is for three (3) years from the effective date set forth above, and may be renewed by the Company for successive three (3) year periods upon substantially the same terms and provisions as set forth herein based upon the then-capital structure of the Company, until declared forfeited and canceled by Owner or relinquished by the Company, as described in Note 8. The Company shall give Owner written notice of each renewal at least thirty (30) days prior to expiration of the respective three-year term. The Option Agreement shall automatically renew and continue so long as ores, minerals, or metals are produced or sold from the Henry Mountain Project on a continuous basis. The Company shall have the continuing right to terminate the Option Agreement at any time and to surrender the Henry Mountain Project to Owner by giving Owner written notice thereof at least 30 days prior to the stated date of termination. Termination of the Option Agreement shall not relieve the Company of its obligation to pay all royalties due to Owner as well as its pro-rata share of taxes and fees. The Company has received a verbal agreement from the Owner to extend the payment dates in the agreement from December 1, 2012 to August 1, 2013.

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

The Company, at its sole discretion, may abandon all interests and cease mineral exploration and extraction work on the Property at any time by providing at least 30 days written notice, the “Termination Notice”, to the Optionor. The Company shall have not further obligations to the Optionor in regards to option payments, exploration and extraction work payments as of the effective date of the “Termination Notice”

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 8 -  RELATED PARTY TRANSACTIONS

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

Other.

Matthew Neher is the founder and Chief Executive Officer of Greentech Mining, Inc. and Greentech Mining Utah since 2010 and 2011, respectively. Although Mr. Neher does not have employment agreements with these companies, he has received approximately $150,000 in loans (with no formal written agreement) and expense reimbursements over the last 24 months. Mr. Neher will receive compensation of an estimated combine total of $10,000 per months from Greentech Mining, Inc. and Greentech Mining Utah until a new CEO is indemnified and hired by these companies.

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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
MARCH 31, 2013

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

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 10 – SUBSEQUENT EVENTS

 On May 10, 2013, Greentech Mining International, Inc. enter into an agreement with Greentech Mining, Inc. and Grenntech Mining Utah to amend payment terms of the Operating, Exploration and Option to Purchase Agreement entered into on September 17, 2012  Pursuant to the agreement the parties agreed that the initial consideration of three million dollars ($3,000,000) with the first payment of one million dollars ($1,000,000) being made on or before November 1, 2012 that was previously extended to May 1, 2013 has now been extended to October 1, 2013 and the remaining balance paid in ten (10) consecutive payments of $200,000 beginning on December 1, 2012 that was previously extended to June 1, 2013 has now been extended to November 1, 2013.

On May 10, 2013, Greentech Mining International, Inc. enter into a verbal agreement with Union Gulf Resources Ltd. to amend payment terms of the Mineral Claim Option Agreement entered into on September 22, 2012. Pursuant to the agreement the parties agreed that the consideration of three million five hundred dollars ($3,500,000) with the first payment of seven hundred fifty thousand dollars ($750,000) being made on December 1, 2012 that was previously extended to April 31, 2013 has been extended to August 1, 2013 and the remaining seven payments of $350,000 every three months starting March 1, 2013 previously extended to start August 1, 2013 has been extended to November 1, 2013 and a final payment of $300,000 that was due December 1, 2014 previously extended to April 30, 2015 has been extended to August 1, 2015.

On June 3, 2013, Greentech Mining International, Inc. issues Accelerated Venture Partner, LLC. 1,500,000 shares of common stock at par value of .0001 per share and the Company relinquished its rights to repurchase 1,000,000 share of common stock that was issued to Accelerated Venture Partners, LLC on June 28, 2012.

On June 3, 2013, Greentech Mining International, Inc. issues Matthew Neher 8,500,000 shares of common stock at par value of .0001 per share for additional services rendered to the Company from June 2012 to June 2013.

On July 4, 2013 Greentech Mining International, Inc. entered into a Joint Venture Agreement with a commodities company incorporated under the Laws of the Federal Republic of Mexico and a project management company incorporated under the laws of Germany, collectively called “Parties”. The Parties agreed to form a joint venture company “JV Company” located in the United States to operate various mining projects as agreed upon by the Parties. Pursuant to the agreement, the commodities company will provide a Bank Guarantee issued for a one year and one month period with annual renewals for a total of three years in the amount of Five Hundred Million Euros ($500,000,000) that will be immediately assigned to the JV Company after the initial formation and utilized to collateralize a loan to fund the JV Company.

 The Parties agreed that the JV Company will be named Greentech Mining Ventures, Inc. and shall be registered in the State of Delaware, USA as a “C” corporation and that Matthew J. Neher shall be Chief Executive Officer and Kevin Senn shall be the Chief Legal Officer and Secretary of the JV Company. The Bylaws of the JV Company shall specify that there shall be five members of the Board of Directors of which three shall be selected by the Greentech Mining International, Inc. one shall be selected by the commodity company and one Independent Member to be selected by the other four members. Greentech Mining International, Inc, has been elected to operate the Mining Projects for the JV Company and conduct all business affairs controlling 63% of the JV Company.

The Parties agreed to typical representations and warranties for mining joint ventures and attests that all documents, declarations, funds and bank instruments that will be engaged are clean, clear and of non-criminal origin. Furthermore, Greentech Mining International, Inc. shall have continuing responsibility for environmental compliance of the Mining Projects and shall be solely responsible for ensuring the JV Company property and mining assets are and will remain in compliance with all applicable Environmental Laws.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure. On December 17, 2012 the Board of Directors dismissed Peter Messineo, CPA, as our registered public accountants.  The Board elected Anton & Chia, LLP, Newport Beach CA. as our auditor. Prior to Board approval, we had not consulted with Anton & Chia, LLP on any accounting or audit matters.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended March 31, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

In our fiscal year ended March 31, 2013, we had no events that were required to be reported on Form 8-K that were not filed to date.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals currently serve as our executive officers and directors:

Name	Age	Positions

Matthew Neher	49	Director, CEO, Treasurer, Secretary
Timothy Neher	47	Director

 Matthew Neher
Serves as Chief Executive Officer, President, Secretary, Treasurer and  director of the Company since June 26, 2012. Mr. Neher is also founder and Chief Executive Officer of Greentech Mining Inc., since 2010 and Greentech Mining Utah, LLC since 2011. Mr. Neher has focused on all aspects of the mining industry for the past 3 years with hands on experience, working with seasoned experts in all areas of permitting and environmental issues, process engineering, mineralogy, ore studies, economic geology, mine engineering, circuit design and implementation. Mr. Neher has extensive experience working with Local, State and Federal Government agencies and has secured multiple mining permits in the State of Utah. The permits in Utah have been issued for the Golden Eagle Placer Mine and the Greentech processing facility near Hanksville, Utah. Mr. Neher has a well-rounded knowledge base to support green mining technology implementation for sustainable mining and processing. Mr. Neher is a serial entrepreneur and seasoned executive with more than 15 years of experience in corporate governance and business development and from 2008 through 2010 used his expertise to consult start-up companies. Prior to consulting companies and co‐founding the Greentech Mining companies, Mr. Neher was Vice President of Wherify Wireless from 1997 through 2008.. Having led the teams that successfully launched products and services in over 19 countries, Mr. Neher has an extensive knowledge base that includes business development, sales and marketing, channel management, contract manufacturing and in country logistics.Mr. Neher has extensive experience in developing new business opportunities, including the fostering of strategic partnerships and relationships in the emerging technology markets.

Timothy J. Neher
Founder, President, Secretary, Treasurer and sole director of the Company from its founding on February 6, 2012 through June 26, 2012 when Mr. Neher resigned his positions President, Secretary, Treasurer and remained on the Board of Directors. Mr. Neher is the founding partner of Accelerated Venture Partners, LLC, a private venture capital firm based in Foster City, California, and has over 20 years of experience in connection with the provision of debt and equity financing, mergers and public offering transactions. Timothy has been on the Board of Directors for Virolab, Inc., a public reporting company since 2010 and the acting Chief Financial Officer, Treasurer and a Director of Mikojo, Inc. a public reporting company that has not reported since May of 2011.. Mr. Neher is also Director of Pinpointed Solutions Inc. a private company since 2008, Director of Ipaypod Inc., a private company since 2007 and Director of Internet Card Present, Inc., a private company since 2007. He is also the President, Secretary and sole director of following public reporting companies: Accelerated Acquisitions XVII,  XX, XXI and XXII. Within the past five years Mr. Neher has been the founder of the following public reporting companies, Accelerated Acquisitions I, II, III, IV, V, X, XI, XII, XIII, XIV, XVIII and XIX. Prior to founding Accelerated Venture Partners, Internet Card Present Industries, Pinpointed Solutions and Ipaypod, Timothy was Chairman and Chief Executive Officer of Wherify Wireless, a private to public company from 1999 to 2007.

Matthew Neher and Timothy Neher are brothers and there is a family relationship between our officers and directors.  Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

Board Committees

Due to the small size of our current Board of Directors, the Board has not established any committees and the full Board fulfills the responsibilities traditionally delegated to an audit committee, compensation committee, nominating committee and/or corporate governance committee. As the Board size grows and the Company increases its level of operations, the Board will consider delegating various responsibilities to committees.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all reports filed under Section 16(a). To the Company’s knowledge, based on information provided to the Company, all executive officers, directors and greater than 10% stockholders were in compliance with all applicable Section 16(a) filing requirements in fiscal 2011.

 ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in 2012 for our principal executive officers, each other executive officer serving as such whose annual compensation exceeded $100,000 at March 31, 2013.

None

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding from inception February 6, 2012 through March 31, 2013:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us for the fiscal periods indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Matthew Neher (1)	2012	0	0	0	1,750,000	0	0	0	1,750,000
Timothy Neher (2)	2012	0	0	0	0	0	0	0	0
______________

(1) Chairman and Chief Executive Officer
(2) Founder, former Chairman and Chief Executive Officer

Our director and officers have not received monetary compensation since our inception to the date of this prospectus. We currently do not pay any compensation to our director or officer for serving on our board of directors or as management.

STOCK OPTION GRANTS

We currently have 1,750,000 options issued under our 2012 Stock Option Plan which have been granted to key employees, Matthew Neher, All options awarded will vest in equal annual installments over a four year period of the  grant. All of the options are exercisable at a purchase price of $.0001 per share.

EMPLOYMENT AGREEMENTS

On September 10, 2012 the Company entered into an employment agreement with Matthew J. Neher that provides, upon completion of two million dollars in financing, the Company shall begin to pay Neher a base salary of $250,000 per year, to be paid at the times and subject to the Company’s standard payroll practices, subject to applicable withholding. Base salary shall be reviewed at least annually, and increased as determined by the Board. So long as Mr. Neher has not been terminated for cause, as defined in the employment agreement, he will be eligible for bonus compensation, payable immediately following completion of the Company’s financial statements for each full fiscal year, commencing with the 2012 fiscal year. Mr. Neher’s annual bonus target shall be 100% of his base salary, as adjusted from time to time, based upon the Company’s achieving 120% of certain financial metrics (“Plan Targets”) to be determined by the Board.

In consideration of the services, the Company agreed to issue a non-qualified option to Mr. Neher to purchase 1,750,000 shares of the Company’s common stock at an exercise price of $0.0001 per share, vesting over a four year period. The stock option shall vest with respect to 6.25% of the total number of shares which are the subject of the option (109,375 shares) three (3) months after the effective date of the agreement, thereafter the remaining shares granted under the option shall vest ratably on a monthly basis (36,458 shares per month) at the end of each month over a 45-month period. Notwithstanding the foregoing, in the event of a closing of a Change of Control transaction, all options from this agreement and others shall immediately vest and become fully exercisable.

If after ninety days of employment Neher is terminated other than for “Cause” or if he resigns as a result of a “Constructive Termination,” then Neher shall be offered, in exchange for a release of all claims, a lump sum severance payment equal to 12 months base salary and a lump sum payment equal to 50% of all bonus payments made in the 12 months prior to the end of employment date, as then determined

Compensation of Directors

We have not established standard compensation arrangements for our directors and the compensation, if any, payable to each individual for their service on our Board will be determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.  None of our directors received any compensation for their services.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 31, 2013, by: (2)each current directors; each nominee for director, and executive officers of the Company; (ii) all directors and executive officers as a group; and (iii) each shareholder who owns more than five percent of the outstanding shares of the Company's Common Stock. Except as otherwise indicated, the Company believes each of the persons listed below possesses sole voting and investment power with respect to the shares indicated.

The percentages below are calculated based on 31,000,000 shares of our common stock issued and outstanding as of the date of this filing.
	Name and Address	Number of Shares	Beneficial Ownership	Percent of
Title of Class	of Beneficial Owner	Owned Beneficially	within 60 days	Class Owned

Common Stock:	Novus Aurum Trust	26,500,000		85.49%
	1840 Gateway Drive, Suite 200 Foster City CA, 94404 (3)

Common Stock:	Matthew Neher (4)	26,500,000		85.49%

Common Stock:	Matthew Neher, CEO (5)		619,791

Common Stock	Accelerated Venture Partners LLC	4,500,000		14.51%
	1840 Gateway Dr. Suite 200
	Foster City, CA 94404 (6)

Common Stock:	Timothy Neher (7)	4,500,000		14.51%

All executive officers and directors as a group		31,000,000	619,791	100%
_______________

(1) This table is based upon 31,000,000 shares issued and outstanding as March 31, 2013

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

(3) Shares are owned directly by Novus Aurum Trust. Matthew Neher, is Principle of Novus Aurum Trust and holds voting and dispositive power for these shares.

(4) Matthew Neher is Principle of Novus Aurum Trust and holds voting and dispositive power for these shares.

(5) Matthew Neher is the CEO of the Company and has 1,750,000 vesting stock options over four years.

(6) Shares are owned directly by Accelerated Venture Partners, LLC. Timothy Neher, is Managing Partner of Accelerated Venture Partners and holds voting and dispositive power for these shares.

(7) Timothy Neher is founder and Managing Partner of Accelerated Venture Partners, LLC and holds voting and dispositive power for these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

On February 6, 2012, the Registrant sold 5,000,000 shares of Common Stock to Accelerated Venture Partners, LLC for an aggregate investment of $2,000.00.  The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

On June 26, 2012, Novus Aurum Trust agreed to (“Purchaser”) agreed to acquire 26,500,000 shares of the Company’s common stock par value $0.0001 (the “Shares”) for a price of $0.0001 per share. At the same time, Accelerated Venture Partners, LLC agreed to tender 1,500,000 of its 5,000,000 shares of the Company’s common stock par value $0.0001 for cancellation. Following these transactions, Novus Aurum Trust owned 88.33% of the Company’s 30,000,000, issued and outstanding shares of common stock par value $0.0001 and the interest of Accelerated Venture Partners, LLC was reduced to approximately 11.66% of the total issued and outstanding shares. Simultaneously with the share purchase, Timothy Neher resigned as an officer of the Company effective immediately and remained on the Company’s Board of Directors and the Board appointed and elected Matthew Neher as President, Chief Executive Officer, Secretary, Treasurer and Director of the Company. The Purchaser used its working capital to acquire the Shares. The Purchaser did not borrow any funds to acquire the Shares.

Prior to the purchase of the Shares, the Purchaser was not affiliated with the Company. However, the Purchaser is now deemed an affiliate of the Company as a result of its stock ownership interest in the Company. The purchase of the shares by the Purchaser was completed pursuant to a written Subscription Agreement with the Company. The purchase was not subject to any other terms and conditions other than the sale of the Shares in exchange for the cash payment.

Mr. Timothy Neher, the Company’s Chief Executive Officer prior to June 26, 2012, controls Accelerated Venture Partners, LLC (“AVP”), an entity which has agreed to provide financial advisory services to the Company (outlined below). AVP owns 4,500,000 shares of the Company’s outstanding common stock, representing a 14.51% ownership interest in the Company (collectively, Novus Aurum Trust and AVP own 100% of the Company as there are no other stockholders).

On June 27, 2012 the Company entered into a twelve month Consulting Services Agreement with Accelerated Venture Partners LLC (“AVP”), a company controlled by Timothy Neher that has one other similar agreement within the mining industry.  The agreement requires AVP to provide the  Company  with certain advisory services that include reviewing the Company’s business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding the Company’s operations and business strategy in consideration of (a) an option granted by the Company to AVP to purchase 1,000,000 shares of the Company’s common stock at a price of $0.0001 per share (the “AVP Option”) (which was immediately exercised by the holder) subject to a repurchase option granted to the Company to repurchase the shares at a price of $0.0001 per share in the event the Company fails to complete funding within twelve months as detailed in the agreement subject to the following milestones:

Milestone 1 –	Company’s right of repurchase will lapse with respect to 60% of the shares upon securing $10 million in available cash from funding;

Milestone 2 –	Company’s right of repurchase will lapse with respect to 40% of the Shares upon securing $15 million in available cash (inclusive of any amounts attributable to Milestone 1);

and (b) cash compensation at a rate of $37,500 per month.  The payment of such compensation is subject to Company’s achievement of certain designated milestones, specifically, cash compensation of $600,000 is due consultant upon the achievement of Milestone 1, and $300,000 upon the achievement of Milestone 2. Upon achieving each Milestone, the cash compensation is to be paid to consultant in the amount then due at the rate of $37,500 per month. The total cash compensation to be received by the consultant is not to exceed $900,000 unless Company receives an amount of funding in excess of the amount specified in Milestone 2. If the Company receives equity or debt financing that is an amount less than Milestone 1, in between any of the above Milestones or greater than the above Milestones, the cash compensation earned by the Consultant under this Agreement will be prorated according to the above Milestones. The Company will allow the Consultant to invest up to an additional $5 million in any future debt or equity offering of the Company on the same terms and conditions offered to other participants in such offerings.  The Consultant will not be obligated to participate in any such offerings. Accelerated Venture Partners has executed ten consulting agreements with public shell companies it formally controlled and none of the milestones under consulting agreements have been timely achieved. Of the ten consulting services agreements, Accelerated Venture Partners terminated one, one is expired and the company has not elected to terminate the agreement and repurchase the consulting share. Furthermore, the remaining eight companies have either renewed consulting agreements with Accelerated Venture Partners or are under the original consulting agreement.

On September 10, 2012 the Company entered into an employment agreement with Matthew J. Neher that provides, upon completion of two million dollars in financing, the Company shall begin to pay Neher a base salary of $250,000 per year, to be paid at the times and subject to the Company’s standard payroll practices, subject to applicable withholding. Base salary shall be reviewed at least annually, and increased as determined by the Board. So long as Mr. Neher has not been terminated for cause, as defined in the employment agreement, he will be eligible for bonus compensation, payable immediately following completion of the Company’s financial statements for each full fiscal year, commencing with the 2012 fiscal year. Mr. Neher’s annual bonus target shall be 100% of his base salary, as adjusted from time to time, based upon the Company’s achieving 120% of certain financial metrics (“Plan Targets”) to be determined by the Board.

In consideration of the services, the Company agreed to issue a non-qualified option to Mr. Neher to purchase 1,750,000 shares of the Company’s common stock at an exercise price of $0.0001 per share, vesting over a four year period. The stock option shall vest with respect to 6.25% of the total number of shares which are the subject of the option (109,375 shares) three (3) months after the effective date of the agreement, thereafter the remaining shares granted under the option shall vest ratably on a monthly basis (36,458 shares per month) at the end of each month over a 45-month period. Notwithstanding the foregoing, in the event of a closing of a Change of Control transaction, all options from this agreement and others shall immediately vest and become fully exercisable.

If after ninety days of employment Neher is terminated other than for “Cause” or if he resigns as a result of a “Constructive Termination,” then Neher shall be offered, in exchange for a release of all claims, a lump sum severance payment equal to 12 months base salary and a lump sum payment equal to 50% of all bonus payments made in the 12 months prior to the end of employment date, as then determined.

On September 17, 2012, the Company entered into the Option Agreement with Greentech Mining, Inc. a Delaware Corporation and Greentech Mining Utah, LLC a Utah limited liability company, Matthew Neher is the founder and Chief Executive Officer of Greentech Mining, Inc. and Greentech Mining Utah and is the Chief Executive Officer and director of the Company since June 26, 2012.Pursuant to the agreement  the Company was exclusively contracted to explore, mine and process minerals that may be found on Contracted Premises. In addition the Company was granted the option to purchase the Henry Mountain Project as outlined in the agreement.  The general principles in determining the operating, exploration and option to purchase price was the amount of capital Greentech Mining, Inc. and Greentech Mining Utah have spent on the mining claims and the processing plant which is an estimated $5 million dollars. The agreement was negotiated between Matthew Neher acting on behalf of Greentech Mining, Inc. and Greentech Mining Utah as CEO and Timothy Neher acting on behalf of the Company as a director and only other stockholder. Greentech Mining, Inc. and Greentech Mining Utah located the Henry Mountain claim group in April 2011 and paid approximately $30,000 to the BLM and $300,000 for the 670 acres of private property that included the 40 foot x 80 foot metal building structure upon which the plant is today. The amount of expenses that Greentech Mining, Inc. and Greentech Mining Utah subsequently incurred on the claims and the plant are approximately $4.7 million dollars.

Under the terms of the Option Agreement the Company shall make payment to Owner for the initial consideration of three million dollars ($3,000,000) with the first payment of one million dollars being made on or before November 1, 2012 and the remaining balance paid in ten (10) consecutive payments of $200,000 beginning on December 1, 2012. In addition to the consideration set forth herein, the Company shall pay Owner a Five Percent (5%) Net Smelter Royalty on all mineral bearing ores once Commercial Production has commenced. “Commercial Production” means the commercial-scale operation of any part of the Henry Mountain Project as a Mine by, or on behalf of, the Company. The Company shall perform exploration, mining, development, production, processing or any other activity (“Work” herein) which benefits the Henry Mountain Project at a minimum cost of $3,000,000 for the first year, $3,000,000 for the second year, and $3,000,000 for the third year of the Option Agreement. Additionally, the Owners granted to Company the sole and exclusive option to purchase all of the Owner’s rights, title and interest in the Henry Mountain Project for a total purchase price of two million dollars ($2,000,000), plus a perpetual two percent (2%) Net Smelter Royalty (“NSR”).

The term of the Option Agreement is for three (3) years from the effective date set forth above, and may be renewed by the Company for successive three (3) year periods upon substantially the same terms and provisions as set forth herein based upon the then-capital structure of the Company, until declared forfeited and canceled by Owner or relinquished by GMI as provided herein. The Company shall give Owner written notice of each renewal at least thirty (30) days prior to expiration of the respective three-year term. The Option Agreement shall automatically renew and continue so long as minerals, or metals are produced or sold from the Henry Mountain Project on a continuous basis. GMI shall have the continuing right to terminate the Option Agreement at any time and to surrender the Henry Mountain Project to Owner by giving Owner written notice thereof at least 30 days prior to the stated date of termination. Termination of the Option Agreement shall not relieve GMI of its obligation to pay all royalties due to Owner as well as its pro-rata share of taxes and fees.

Aside from the Owner, Greentech Mining, Inc., Greentech Mining Utah, LLC, AVP, Novus Aurum Trust, Matthew Neher and Timothy Neher, no other parties have an interest related to the Share Purchase Agreement or the Option Agreement. The parties are brothers and prior to Share Purchase Agreement Timothy Neher, AVP or the Company had no business relationship with Greentech Mining, Inc., Greentech Mining Utah, LLC, Novus Aurum Trust or Matthew Neher.

Other.

Matthew Neher is the founder and Chief Executive Officer of Greentech Mining, Inc. and Greentech Mining Utah since 2010 and 2011, respectively. Although Mr. Neher does not have employment agreements with these companies, he has received approximately $150,000 in loans (with no formal written agreement) and expense reimbursements over the last 24 months. Mr. Neher will receive compensation of an estimated combine total of $10,000 per months from Greentech Mining, Inc. and Greentech Mining Utah until a new CEO is indemnified and hired by these companies.

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts.

Director Independence

As of March 31, 2013, the Board consisted of Matthew Neher and Timothy Neher. The Board has determined that none of the members are independent director as defined by the rules of The Nasdaq Stock Market.

Related Party Transaction Review and Approval

We have entered into indemnification agreement with our director for the indemnification of them to the fullest extent permitted by law. The indemnification agreements also allow advancement of expenses to the directors.

Our Board of Directors has not adopted formal policies and procedures for the review and approval of related party transactions. Our Board of Directors has reviewed and approved the material terms of our related party transactions.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Peter Messineo, CPA our prior auditor, for professional services rendered for the audit of our annual financial statement and limited review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $2,000 for the period from July 6, 2011 to March 31.2013.  Anton & Chia LLP was elected as our auditor in December 2012 for  our Form 10-K, estimated costs will be $750 for our year end.

Audit-Related Fees

There were no fees billed or to be filled by Messineo for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the period from July 6, 2011 to March 31.2013

Tax Fees

There were no fees billed or to be filled by Messineo for professional services for tax compliance, tax advice, and tax planning or the period from July 6, 2011 to March 31, 2013.
All Other Fees

There were no fees billed or to be billed by Messineo for other products and services for the period from July 6, 2011 to March 31, 2013.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

 ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules:

Financial statements as of March 31, 2013 and for the period then ended are included in Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits:

The following exhibits are incorporated by reference or filed as part of this report.

NUMBER	DESCRIPTION

3.1*	Certificate of Incorporation

3.2*	By-Laws

3.2**	Certificate of Amendment of Certificate of Incorporation dated June 22, 2012

10.1****	Employment Agreement dated September 10, 2012 between Greentech Mining International, Inc. and Mathew Neher

10.1*****	Operating, Exploration and Option to Purchase Agreement dated September 17, 2012

10.1	Mineral Claim Option Agreement dated September 22, 2012

10.4***	Consulting Agreement dated as of June 28, 2012 by and among Greentech Mining International, Inc. and Accelerated Venture Partners LLC

10.5***	2012 Employee, Director and Consultant Stock Plan

10.6******	Joint Venture Agreement dated July 4, 2013

99.1	Financial Statements (Audited) for the period from inception February 6, 2012 to period ended March 31, 2012 filed June 26,2012 on form 10K

101	XBRL Exhibits

*Previously filed on February 28, 2012
**Previously filed on June 25 , 2012
***Previously filed on June 29, 2012
****Previously filed on September 14, 2012
*****Previously filed on September 20, 2012
******Filed on July 12, 2013 in Report 8-K

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greentech Mining International, Inc.

	By:	/ S / Matthew Neher
Dated: July 12, 2013		Matthew Neher Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Matthew Neher as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ S / Matthew Neher	Chief Executive Officer (Principal Executive Officer)	July 12, 2013
Matthew Neher

/ S / Matthew Neher	Chief Financial Officer (Principal Financial and Accounting Officer)	July 12, 2013
Matthew Neher