Form 10-Q
period 2013-06-30
GREENTECH MINING INTERNATIONAL, INC.
filed 2013-08-14
CIK 1542628

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 41,000,000 shares outstanding as of August 14, 2013.

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):	3

	Condensed Balance Sheets as of June 30, 2013 (unaudited) and March 31, 2013 (audited)	3

	Condensed Statements of Operations for the three months ended June 30, 2013 and period from inception (February 6, 2012) through June 30, 2013 (unaudited)	4

	Statements of Stockholder's Equity (Deficit)	5

	Condensed Statements of Cash Flows for the three months ended June 30, 2013 and period from inception (February 6, 2012) through June 30, 2013 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4T.	Controls and Procedures	22

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	(Reserved and Removed)	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

	Signatures	25

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENTECH MINING INTERNATIONAL, INC.
         (A Development Stage Company)
            CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2013	2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$49	$53
Total current assets	49	53

Total assets	$49	$53

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Due to shareholder	$103,923	104,798

Total liabilities	$103,923	104,798

Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 5,000,000 and 41,000,000 shares issued and outstanding as of June 30, 2013 and March 31, 2013, respectively	4,100	3,100
Additional paid-in capital	1,375	1,500
Accumulated deficit	(109,349)	(109,345)

Total stockholders’ deficit	(103,874)	(104,745)

Total Liabilities and Shareholders’ Deficit	$49	$53

The accompanying notes are an integral part of these condensed financial statements.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF OPERATIONS

			February 6, 2012
			(inception)
	For The Periods Ended		through
	June 30,		June 30,
	2013	2012	2013

Revenues	$-	$-	$-

Expenses
Operating Expenses	-	-
Professional fees	-	-	-
Public expense			-
General and administrative	4	1,800	109,349
Total operating expenses	4	1,800	109,349

Net Loss	$(4)	$(1,800)	$(109,349)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTEDAVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	41,000,000	5,000,000

The accompanying notes are an integral part of these condensed financial statements.

GREENTECH MINING INTERNATIONAL, INC.
(An Exploration Stage Company)
 CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	APIC	Deficit	Total
Balance Prior to Inception	-	$-	$-	$-	$-

Issuance of Common Stock -Founders for cash	5,000,000	500	1,500	-	2,000
Net loss				(1,800)	(1,800)
Balance at March 31, 2012	5,000,000	500	1,500	(1,800)	200

Tender of shares by founder, June 26, 2012 at $.0001 per share	(1,500,000)	(150)	-	-	150
Issuance of Common Stock under consulting agreement June 27, 2012, at $.0001 per share	1,000,000	100	(100)		-
Issuance of Common Stock under subscription agreement with Novus Aurum Trust, June 26, 2012, at $.0001 per share	26,500,000	2,650	-	-	2,650
Net loss				(107,545)	(107,545)
Balance at March 31, 2013	31,000,000	3,100	1,500	(109,345)	(104,745)
Issuance of Common Stock –Debt Settlement	10,000,000	1,000	(125)		875
Net loss				(4)	(4)
Balance at June 30, 2013	41,000,000	4,100	1,375	(109,349)	(103,874)

The accompanying notes are an integral part of these condensed financial statements.

GREENTECH MINING INTERNATIONAL, INC.
(An Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS

			Inception (February 6, 2012) through June 30,
	Three months ended June 30, 2013	Three months end June 30, 2012	2013 (Cumulative)

OPERATING ACTIVITIES:

Net loss	$(4)	$(1,800)	$(109,349)

Net cash used in operating activities	(4)	(1,800)	(109,349)

FINANCING ACTIVITIES:

Due to shareholder			103,923
Proceeds from the issuance of common stock	-	2,000	5,475
Net cash provided by financing activities		2,000	109,398
Net increase in cash	(4)	200	49

Cash at beginning of period	53	-	-

Cash at end of period	49	200	49

Supplemental disclosure of non-cash financing transactions:		-	-

Shares issuance for debt settlement	875	-	-

Share issuance for interest expense	125	-	-

The accompanying notes are an integral part of these financial statements.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY:

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

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

 NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements the Company has a deficit accumulated during the development stage of $109,349, due to shareholder of $103,923 and had $49 cash as of June 30, 2013. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, develop the products that it has licensed, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

CASH AND CASH EQUIVALENTS - All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits.  Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. The company does not have cash equivalents as of June 30, 2013 and 2012.

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

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its financial statements. Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 4 - STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation expense in its statement of operations based on estimates of the fair value of employee stock option and stock grant awards as measured on the grant date. For stock options, the Company uses the Black-Scholes option-pricing model to determine the value of the awards granted. The Company amortizes the estimated value of the options as of the grant date over the stock options’ vesting period, which is generally four years.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

During the three months ended June 30, 2013 the Company issues Accelerated Venture Partner, LLC. 1,500,000 shares of common stock at par value of .0001 per share and the Company relinquished its rights to repurchase 1,000,000 share of common stock that was issued to Accelerated Venture Partners, LLC on June 28, 2012 and issues Matthew Neher 8,500,000 shares of common stock at par value of .0001 per share for additional services rendered to the Company from June 2012 to June 2013.

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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of options granted from February 6, 2012 (inception) through June 30, 2013 was $0.

The Company has reserved a total of 7,500,000 shares of common stock for issuance under its stock award plan, and issued 1,750,000 as of June 30, 2013 and per our Company’s Stock Plan the plan re-triggers to 25% of the total outstanding shares on January 1, 2013, therefore as of June 30, 2013he Company has a reserve of 7,750,000 shares of common stock for issuance under its stock award plan.

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

On June 26, 2012, AVP tendered 1,500,000 shares to the Company for cancellation.

On June 27, 2012, the Company granted AVP an option to purchase 1,000,000 shares of common stock at par value in exchange for certain consulting services, and AVP immediately exercised this option. The Company has the option to repurchase the shares exercised under the option at par value if the below milestones are not met within a specified time.

On June 3, 2013, the Company issues Accelerated Venture Partner, LLC. 1,500,000 shares of common stock at par value of .0001 per share and the Company relinquished its rights to repurchase 1,000,000 shares of common stock that were issued to Accelerated Venture Partners, LLC on June 28, 2012 due to additional services rendered to the Company from June 2012 to June 2013.

On June 3, 2013, The Company issues Matthew Neher 8,500,000 shares of common stock at par value of .0001 per share for additional services rendered to the Company from June 2012 to June 2013.

As of June 30, 2013, there were 41,000,000 shares issued and outstanding and 7,500,000 shares of common stock were reserved for issuance under the Company’s Stock Option Plan and 5,500,000 of these shares remained available for future issuance as of June 30, 2013 There were 59,000,000 shares of common stock available for future issuance.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

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

June 30, 2013
Gross deferred tax assets	$109,349
Valuation allowance	(109,349)
Net deferred tax asset	—

As of June 30, 2013, the Company had a net operating loss carry forward of approximately $109,349, which will begin to in the tax year 2028.

Federal tax laws impose significant restrictions on the utilization of net operating loss carry forwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carry forwards and research and development credits may be subject to the above limitations.
The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of the date of adoption and as of June 30, 2013here were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the year 2008 forward. There are no tax examinations currently in progress.

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

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

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

NOTE 8 - RELATED PARTY TRANSACTIONS

The President and majority stockholder of Greentech Mining Inc. and Greentech Mining Utah LLC is Matthew Neher, a director and CEO of the Company since June 26 2012. Mr. Neher was the principal developer of the processing plant and acquired the mining claims optioned the by the Company on September 17, 2012. Matthew also controls Novus Aurum Trust the majority shareholder of the Company. From inception through December 31, 2012, the Company paid $0 cash to Matthew Neher and accrued $24,700 for expenses due to Matthew Neher and Novus Aurum Trust. See Note 4 for a description of the stock transaction involving Novus Aurum Trust and Matthew Neher. See Note 6 for a description of the Option Agreement with Greentech Mining Inc Greentech Mining Utah LLC. Also see Note 8 for a description of commitments to Greentech Mining Inc. and Greentech Mining Utah LLC under the Option Agreement.

The Managing Partner of AVP is Timothy Neher, a director of the Company and the only officer of the Company prior to June 26, 2012. From February 6, 2012 (inception) through June 30, 2013, the Company paid $302 cash to AVP and accrued $80,098 for expenses due to AVP. See Note 4 for a description of the stock transactions involving AVP. See Note 8 for a description of commitments to AVP.

For the three months ended June 30, 2013 we had no revenue and incurred general and administrative expenses of $4. Our net loss was $109,349, due to general and administrative expenses. From February 6, 2012 (inception through June 30, 2013, general and administrative expenses consisted of $24,700 for the mining equipment and $79,223for administrative support, which mostly consisted of document preparation for formation and EDGAR filings with the SEC. Matthew Neher, the CEO of the Company, paid the $24,700 for mining equipment..

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

Other.

Matthew Neher is the founder and Chief Executive Officer of Greentech Mining, Inc. and Greentech Mining Utah since 2010 and 2011, respectively. Although Mr. Neher does not have employment agreements with these companies, he has received approximately $150,000 in loans (with no formal written agreement) and expense reimbursements over the last 24 months. Mr. Neher will receive compensation of an estimated combine total of $10,000 per months from Greentech Mining, Inc. and Greentech Mining Utah until a new CEO is indemnified and hired by these companies.The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

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

On May 10, 2013 Greentech Mining International, Inc. enter into an agreement with Greentech Mining, Inc. and Grenntech Mining Utah to amend payment terms of the Operating, Exploration and Option to Purchase Agreement entered into on September 17, 2012. Pursuant to the agreement the parties agreed that the initial consideration of three million dollars ($3,000,000) with the first payment of one million dollars ($1,000,000) being made on or before November 1, 2012 that was previously extended to May 1, 2013 has now been extended to October 1, 2013 and the remaining balance paid in ten (10) consecutive payments of $200,000 beginning on December 1, 2012 that was previously extended to June 1, 2013 has now been extended to November 1, 2013.

On May 10, 2013 Greentech Mining International, Inc. enter into a verbal agreement with Union Gulf Resources Ltd. to amend payment terms of the Mineral Claim Option Agreement entered into on September 22, 2012. Pursuant to the agreement the parties agreed that the consideration of three million five hundred dollars ($3,500,000) with the first payment of seven hundred fifty thousand dollars ($750,000) being made on December 1, 2012 that was previously extended to April 31, 2013 has been extended to August 1, 2013 and the remaining seven payments of $350,000 every three months starting March 1, 2013 previously extended to start August 1, 2013 has been extended to November 1, 2013 and a final payment of $300,000 that was due December 1, 2014 previously extended to April 30, 2015 has been extended to August 1, 2015.

NOTE 10 – SUBSEQUENT EVENTS

On July 4, 2013 Greentech Mining International, Inc. entered into a Joint Venture Agreement with a commodities company incorporated under the Laws of the Federal Republic of Mexico and a project management company incorporated under the laws of Germany, collectively called “Parties”. The Parties agreed to form a joint venture company “JV Company” located in the United States to operate various mining projects as agreed upon by the Parties. Pursuant to the agreement, the commodities company will provide a Bank Guarantee issued for a one year and one month period with annual renewals for a total of three years in the amount of Five Hundred Million Euros (€500,000,000) that will be immediately assigned to the JV Company after the initial formation and utilized to collateralize a loan to fund the JV Company.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Current Report on Form 10-Q are forward-looking statements that involve risks and uncertainties. The Company’s Annual Report on Form 10-K, filed with the SEC on July 15, 2013, and Form 8-K filed on September 19, 2012 provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those implied or projected in this Current Report on Form 10-Q. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Overview

We are an exploration-stage mining company that recently acquired options to explore and operate mining activities which include a processing plant, 3,940 acres of mining claims in Utah and 60 acres of patented mining claims in Arizona. Before we entered into the mining option agreements we were a “blank check” company and had no operations. Shares of our common stock are not registered for resale, and accordingly there is no public trading market for our common stock. We have a very limited amount of cash and will have to raise significant funds in order to further develop our product candidates.

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

The Company shall perform exploration, mining, development, production, processing or any other activity (“Work” herein) which benefits the Henry Mountain Project at a minimum cost of $3,000,000 for the first year, $3,000,000 for the second year, and $3,000,000 for the third year of the Option Agreement commencing on September 20, 2012.  All work on other lands within 500 feet of the boundary of any portion of the Henry Mountain Project shall be deemed to benefit the Henry Mountain Project for the work commitment if such work is part of an overall plan or project that includes the Henry Mountain Project. All costs expended for work in excess of $3,000,000 for any one (1) year term shall accrue and be applied to the Option Agreement price as described below. In the event that the Company does not perform work in the amount of the entire minimum expenditure required for the applicable year (which amount will include any excess amount accrued from the prior three year term), the Company shall pay Owner the amount of any such shortage in cash or cash equivalents within 30 days after the end of each three (3) year term. In addition, the Company shall establish a contingency reclamation reserve fund for the purpose of assuring payment of reclamation costs caused by the Company.  The reclamation cost shall be deducted from Net Smelter Royalty (“NSR”) returns on all materials produced and sold from the Henry Mountain Project, after the Owner’s royalties are computed, five percent (5%) of the value thereof, for the purpose of a contingency reclamation reserve fund for paying potential reclamation costs, up to five hundred thousand dollars ($500,000)

Owner also granted the Company the sole and exclusive option to purchase all of Owner’s right, title and interest in the property (the Contracted Mines and Processing Plant) for a total purchase price of TWO MILLION dollars ($2,000,000), plus a perpetual two percent (2%) Net Smelter Royalty (hereinafter referred to as the “Purchase Price”). The Purchase Price may be paid in cash or other cash equivalent as mutually agreed by the Owner and Company. Exercise of the option shall be no sooner than November 15, 2013 unless Owner removes the estimated $1.4 million in encumbrances and holds full title and exclusive possession of the Contracted Mines and Processing Plant free and clear from all grants, sales, liens, defects, adverse claims and encumbrances of any kind prior to November 15, 2013 or if Owner utilizes all or a portion of the purchase price to remove all encumbrances and holds full title and exclusive possession of the Contracted Mines and Processing Plant free and clear from all grants, sales, liens, defects, adverse claims and encumbrances of any kind to be so transferred.  Exercise of the option shall be effective upon delivery of written notice thereof to Owner at Owner’s business address or the address of Owner’s registered agent. The Company shall deliver to Owner a negotiable instrument in the full amount of the Purchase Price in exchange for properly executed and acknowledged Deeds and/or other indicia of ownership in recordable form. Closing shall occur within sixty (60) days after exercise of the option.

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

On May 10, 2013 Greentech Mining International, Inc. enter into an agreement with Greentech Mining, Inc. and Grenntech Mining Utah to amend payment terms of the Operating, Exploration and Option to Purchase Agreement entered into on September 17, 2012. Pursuant to the agreement the parties agreed that the initial consideration of three million dollars ($3,000,000) with the first payment of one million dollars ($1,000,000) being made on or before November 1, 2012 that was previously extended to May 1, 2013 has now been extended to October 1, 2013 and the remaining balance paid in ten (10) consecutive payments of $200,000 beginning on December 1, 2012 that was previously extended to June 1, 2013 has now been extended to November 1, 2013.

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
___________________

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

An open pit gold mine located between the Black Mountains North and Burns Spring Wilderness Study areas on the west side of the Black Mountains. Probably discovered in the early 1930's as an underground and surface mine. Mining operations began in 1935 or early 1936. Estimated to have been closed in the early 1940's and reopened by the Western States Minerals Corp. in March, 1985 and produced gold between 1985 and 1989. Mineralization is a 5 to 20 foot thick, north-trending, brecciated quartz and calcite vein, striking approximately north and dipping 20є to 30є east and in 10 to150 feet of stockwork in the footwall. Undated quartz diorite and basalt dikes are exposed in the footwall, and Tertiary andesite and latite make up the hanging wall. Altered rhyolite, which crops out in both wilderness study areas, NE of the mine, has anomalous surface and sub-surface gold concentrations. Workings are an open pit mine and approximately 1,000,000 tons of ore was removed in the most recent mining period (Charles Williams, geologist, Western States Minerals Corp., oral commun., 1988; Pete Drobeck, consultant, oral commun., 1988).

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

On May 10, 2013 Greentech Mining International, Inc. enter into a verbal agreement with Union Gulf Resources Ltd. to amend payment terms of the Mineral Claim Option Agreement entered into on September 22, 2012. Pursuant to the agreement the parties agreed that the consideration of three million five hundred dollars ($3,500,000) with the first payment of seven hundred fifty thousand dollars ($750,000) being made on December 1, 2012 that was previously extended to April 31, 2013 has been extended to August 1, 2013 and the remaining seven payments of $350,000 every three months starting March 1, 2013 previously extended to start August 1, 2013 has been extended to November 1, 2013 and a final payment of $300,000 that was due December 1, 2014 previously extended to April 30, 2015 has been extended to August 1, 2015.

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

Because we only had $49 in cash at March 31, 2013, our most recent fiscal year-end, the report of our independent registered public accounting firm on our financial statements for the period ended March 31, 2013 contained an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. Our auditors’ opinion is based upon our operating losses and our need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, explore and produce precious metals, and ultimately generate revenues from the sale of these products. Although there are no formal dates or agreements with Company’s directors, they have agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

Critical Accounting Policies and Use of Estimates

Our significant accounting policies are more fully disclosed in Note 1 to the financial statements we included in our Annual Report on Form 10-K for the period ended March 31, 2013, filed with the SEC on July 15, 2013. However, some of our accounting policies may be more particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. To date, due to our limited operations, we believe the only accounting policy which has required significant judgment or use of estimates, other than our assumption that we will continue as a going concern, is our estimated charge for stock-based compensation. Our accounting for stock-based compensation does not impact our current financial position, but does have a major impact on our statement of operations.

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

Results of Operations

During the three months ended June 30, 2013, which was the first quarter of our fiscal year ending March 31, 2014, we had no revenue and incurred general and administrative expenses of $4. For the period from inception (February 6, 2012) through June 30, 2013, the Company had no activities that produced revenues from operations and had a net loss of $109,349, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in February 2012 and other SEC-related compliance matters.

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

We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase significantly as compared to the period ended June 30, 2013. In addition, we expect to incur exploration and processing expenses as we seek to advance our operations.

Liquidity and Capital Resource

As of June 30, 2013, we had a cash balance of only $49 in cash and $0 in other assets, are accrued expenses were approximately $109,349 of which $79,223 is due to AVP and $24,700 due to Matthew Neher and Novus Aurum Trust related parties. We had a stockholders’ deficit of approximately $103,874 and no means to pay the liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of the Company until the financing is completed.

We have recorded the estimated fair value of the Greentech mining and milling assets as an aggregate amount on our condensed balance sheet. The assets include the land, water rights and the milling facility (the buildings and equipment).

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (February 6, 2012) through June 30, 2013

Operating activities	$(5,426)
Investing activities	-
Financing activities	$5,475

Net effect on cash	$49

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

If we do not raise additional funds of at least $6.5 million for the advancement of our option agreements by March 15, 2015, we will lose our rights to the options; at least $1 million of these additional funds must be raised before November 1, 2013 for our Greentech Mining Inc. Option Agreement (amended from December 1, 2012), at least $750,000 must be raised before November1, 2013 if we intend to exercise our Mineral Claim Option Agreement with Union Gulf Resources Ltd.(amended from December 1, 2012).

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

Based on this evaluation, our chief executive officer (our principal executive officer principal financial officer and principle accounting officer) concluded that as of June 30, 2013 our disclosure controls and procedures were not effective. Our procedures were designed to ensure that the information relating to our company required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer, as appropriate to allow for timely decisions regarding required disclosure. Management is currently evaluating the current disclosure controls and procedures in place to see where improvements can be made.

The determination that our disclosure controls and procedures were not effective as of June 30, 2013 are a result of:

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

ITEM 1A. RISK FACTORS.

There are no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the U.S. Securities and Exchange Commission on August 14, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

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

Dated: August 14, 2013
GREENTECH MINING INTERNATIONAL, INC.

	By:	/s/ Matthew J. Neher
Matthew J. Neher
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

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