Form 10-Q
period 2013-09-30
GREENTECH MINING INTERNATIONAL, INC.
filed 2013-11-14
CIK 1542628

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 41,000,000 shares outstanding as of November 14, 2013.

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):	3

	Condensed Balance Sheets as of September 30, 2013 (unaudited) and March 31, 2013 (audited)	3

	Condensed Statements of Operations for the three and six months ended September 30, 2013 and period from inception (February 6, 2012) through September 30, 2013 (unaudited)	4

	Statements of Stockholders' Equity (Deficit)	5

	Condensed Statements of Cash Flows for the six months ended September 30, 2013 and period from inception (February 6, 2012) through September 30, 2013 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4T.	Controls and Procedures	23

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	(Reserved and Removed)	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

	Signatures	26

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENTECH MINING INTERNATIONAL, INC.
         (A Development Stage Company)
            CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2013	2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$33	$53
Total current assets	33	53

Total assets	$33	$53

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Due to shareholder	$103,923	104,798

Total liabilities	$103,923	104,798

Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 41,000,000 and 31,000,000 shares issued and outstanding as of September 30, 2013 and March 31, 2013, respectively	4,100	3,100
Additional paid-in capital	1,375	1,500
Accumulated deficit	(109,365)	(109,345)

Total stockholders’ deficit	(103,890)	(104,745)

Total Liabilities and Shareholders’ deficit	$33	$53

The accompanying notes are an integral part of these condensed financial statements.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF OPERATIONS

					February 6, 2012
					(inception)
	Three Month Periods Ended		Six Months Period Ended		through
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

Revenues	$-	$-	$-	$-	$-

EXPENSES
Operating Expenses
General and administrative	$16	$66,527	20	73,527	$109,365
Total operating expenses	16	66,527	20	73,527	109,365

NET LOSS	$(16)	$(66,527)	(20)	(73,527)	$(109,365)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	41,000,000	31,000,000	41,000,000	18,708,791

The accompanying notes are an integral part of these condensed financial statements.

GREENTECH MINING INTERNATIONAL, INC.
(An Exploration Stage Company)
 CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	APIC	Deficit	Total
Balance Prior to Inception	-	$-	$-	$-	$-

Issuance of Common Stock -Founders for cash	5,000,000	500	1,500	-	2,000
Net loss	-	-	-	(1,800)	(1,800)
Balance at March 31, 2012	5,000,000	500	1,500	(1,800)	200

Tender of shares by founder, June 26, 2012 at $.0001 per share	(1,500,000)	(150)	-	-	150
Issuance of Common Stock under consulting agreement June 27, 2012, at $.0001 per share	1,000,000	100	(100)	-	-
Issuance of Common Stock under subscription agreement with Novus Aurum Trust, June 26, 2012, at $.0001 per share	26,500,000	2,650	-	-	2,650
Net loss				(107,545)	(107,545)
Balance at March 31, 2013	31,000,000	3,100	1,500	(109,345)	(104,745)
Issuance of Common Stock –Debt Settlement	10,000,000	1,000	(125)	-	875
Net loss	-	-	-	(20)	(20)
Balance at September 30, 2013	41,000,000	4,100	1,375	(109,365)	(103,890)

The accompanying notes are an integral part of these condensed financial statements.

GREENTECH MINING INTERNATIONAL, INC.
(An Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended September 30, 2013	Six months end September 30, 2012	Inception (February 6, 2012) through September 30, 2013 (Cumulative)

OPERATING ACTIVITIES:
Net loss	$(20)	$(73.527)	$(109,365)

Net cash used in operating activities	(20)	(1,727)	(109,365)

FINANCING ACTIVITIES:
Due to shareholder	-	71,800	103,923
Proceeds from the issuance of common stock	-	2,600	5,475
Net cash provided by financing activities	-	2,600	109,398
Net increase in cash	(20)	-	33

Cash at beginning of period	53	200	-

Cash at end of period	33	1,073	33

Supplemental disclosure of non-cash financing transactions:

Shares issuance for debt settlement	875

Share issuance for interest expense	125

The accompanying notes are an integral part of these financial statements.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
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
SEPTEMBER 30, 2013
(Unaudited)

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

 NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements the Company has a deficit accumulated during the development stage of $109,365, due to shareholder of $103,923 and had $33 cash as of September 30, 2013. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, develop the products that it has licensed, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE - 3 SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES - The accompanying interim financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K Annual Report for the year ended March 31, 2013. The financial statements presented herein may not be indicative of the results of the Company for the year ending March 31, 2014.

CASH AND CASH EQUIVALENTS - All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits.  Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. The company does not have cash equivalents as of September 30, 2013 and March 31, 2013.

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

 GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

NOTE - 3 SIGNIFICANT ACCOUNTING POLICIES (continued)

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

LOSS PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At September 31, 2013, the Company did not have any potentially dilutive common shares.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013.

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
SEPTEMBER 30, 2013
(Unaudited)

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

During the three months ended September 30, 2013 the Company did not issues any stock based compensation and for the six months ended September 30, 2013 issues Accelerated Venture Partner, LLC. 1,500,000 shares of common stock at par value of .0001 per share and the Company relinquished its rights to repurchase 1,000,000 share of common stock that was issued to Accelerated Venture Partners, LLC on September 28, 2012 and issues Matthew Neher 8,500,000 shares of common stock at par value of .0001 per share for additional services rendered to the Company from June 2012 to June 2013.

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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of options granted from February 6, 2012 (inception) through September 30, 2013 was $0.

The Company has reserved a total of 7,500,000 shares of common stock for issuance under its stock award plan, and issued 1,750,000 as of September 30, 2013 and per our Company’s Stock Plan the plan re-triggers to 25% of the total outstanding shares on January 1, 2013, therefore as of September 30, 2013, the Company has a reserve of 7,750,000 shares of common stock for issuance under its stock award plan.

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

On June 26, 2012, AVP tendered 1,500,000 shares to the Company for cancellation.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

NOTE 5 - STOCK AND STOCK TRANSACTIONS (continued)

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

As of September 30, 2013, there were 41,000,000 shares issued and outstanding and 7,500,000 shares of common stock were reserved for issuance under the Company’s Stock Option Plan and 5,500,000 of these shares remained available for future issuance as of June 30, 2013 There were 59,000,000 shares of common stock available for future issuance.

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

Based on the level of historical taxable losses and projections of future taxable income (losses) over the periods in which the deferred tax assets can be realized, management currently believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets.

As of September 30, 2013, the Company had a net operating loss carry forward of approximately $109,349, which will begin to in the tax year 2028.

Federal tax laws impose significant restrictions on the utilization of net operating loss carry forwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carry forwards and research and development credits may be subject to the above limitations.

The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of the date of adoption and as of September 30, 2013 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the year 2008 forward. There are no tax examinations currently in progress.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

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

The Company, at its sole discretion, may abandon all interests and cease mineral exploration and extraction work on the Property at any time by providing at least 30 days written notice, the “Termination Notice”, to the Optionor. The Company shall have not further obligations to the Optionor in regards to option payments, exploration and extraction work payments as of the effective date of the “Termination Notice”

On May 10, 2013, Greentech Mining International, Inc. enter into an agreement with Greentech Mining, Inc. and Grenntech Mining Utah to amend payment terms of the Operating, Exploration and Option to Purchase Agreement entered into on September 17, 2012. Pursuant to the agreement the parties agreed that the initial consideration of three million dollars ($3,000,000) with the first payment of one million dollars ($1,000,000) being made on or before November 1, 2012 that was previously extended to May 1, 2013 has now been extended to October 1, 2013 and the remaining balance paid in ten (10) consecutive payments of $200,000 beginning on December 1, 2012 that was previously extended to June 1, 2013 has now been extended to November 1, 2013, the agreement is in extension negotiations as the of the date of this filing.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

NOTE 7 - OPTION AGREEMENTS (continued)

On May 10, 2013, Greentech Mining International, Inc. enter into a verbal agreement with Union Gulf Resources Ltd. to amend payment terms of the Mineral Claim Option Agreement entered into on September 22, 2012. Pursuant to the agreement the parties agreed that the consideration of three million five hundred dollars ($3,500,000) with the first payment of seven hundred fifty thousand dollars ($750,000) being made on December 1, 2012 that was previously extended to April 31, 2013 has been extended to August 1, 2013 and the remaining seven payments of $350,000 every three months starting March 1, 2013 previously extended to start August 1, 2013 has been extended to November 1, 2013, the agreement is in extension negotiations as the of the date of this filing and a final payment of $300,000 that was due December 1, 2014 previously extended to April 30, 2015 has been extended to August 1, 2015.

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

For the three months ended September 30, 2013 we had no revenue and incurred general and administrative expenses of $16. Our net loss was $109,349, due to general and administrative expenses. From February 6, 2012 (inception through September 30, 2013, general and administrative expenses consisted of $24,700 for the mining equipment and $79,223 for administrative support, which mostly consisted of document preparation for formation and EDGAR filings with the SEC. Matthew Neher, the CEO of the Company, paid the $24,700 for mining equipment..

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
SEPTEMBER 30, 2013
(Unaudited)

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

On September 17, 2012, Greentech Mining International, Inc. entered into an Operating, Exploration and Option to Purchase Agreement (“Option Agreement”) with Greentech Mining, Inc. a Delaware Corporation and Greentech Mining Utah, LLC a Utah limited liability company, (“Owners”), both entities are under common control. Under the terms of the Option Agreement the Company shall make payment to Owner for the initial consideration of three million dollars ($3,000,000) with the first payment of one million dollars being made on or before November 1, 2012 and the remaining balance paid in ten (10) consecutive payments of $200,000 beginning on December 1, 2012 (note that all payments due have been verbally extended until May 1, 2013). In addition to the consideration set forth herein, Contractor shall pay Owner a Five Percent (5%) Net Smelter Royalty on all mineral bearing ores once Commercial Production has commenced. “Commercial Production” means the commercial-scale operation of any part of the Henry Mountain Project as a Mine by, or on behalf of, the Company. The Company shall perform exploration, mining, development, production, processing or any other activity (“Work” herein) which benefits the Henry Mountain Project at a minimum cost of $3,000,000 for the first year, $3,000,000 for the second year, and $3,000,000 for the third year of the Option
Agreement. Additionally, the Owners granted to Company the sole and exclusive option to purchase all of the Owner’s rights, title and interest in the Henry Mountain Project for a total purchase price of two million dollars ($2,000,000), plus a perpetual two percent (2%) Net Smelter Royalty (“NSR”). The Company has entered into a verbal agreement with the Owner to extend the payment terms that were to begin on December 1, 2012 to beginning on May 1, 2013 and the monthly payments will begin on June 1, 2013. On March 21, 2013 Greentech Mining International, Inc. enter into an agreement with Greentech Mining, Inc. and Grenntech Mining Utah to revise payment terms of the Operating, Exploration and Option to Purchase Agreement entered into on September 17, 2012. Pursuant to the agreement the parties agreed that the initial consideration of three million dollars ($3,000,000) with the first payment of one million dollars ($1,000,000) being made on or before November 1, 2012 be extended to May1, 2013 and the remaining balance paid in ten (10) consecutive payments of $200,000 beginning on December 1, 2012 be extended to June 1, 2013, the agreement is in extension negotiations as the of the date of this filing.

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

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

 NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

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

On May 10, 2013 Greentech Mining International, Inc. enter into an agreement with Greentech Mining, Inc. and Grenntech Mining Utah to amend payment terms of the Operating, Exploration and Option to Purchase Agreement entered into on September 17, 2012. Pursuant to the agreement the parties agreed that the initial consideration of three million dollars ($3,000,000) with the first payment of one million dollars ($1,000,000) being made on or before November 1, 2012 that was previously extended to May 1, 2013 has now been extended to October 1, 2013 and the remaining balance paid in ten (10) consecutive payments of $200,000 beginning on December 1, 2012 that was previously extended to June 1, 2013 has now been extended to November 1, 2013, the agreement is in extension negotiations as the of the date of this filing

On May 10, 2013 Greentech Mining International, Inc. enter into a verbal agreement with Union Gulf Resources Ltd. to amend payment terms of the Mineral Claim Option Agreement entered into on September 22, 2012. Pursuant to the agreement the parties agreed that the consideration of three million five hundred dollars ($3,500,000) with the first payment of seven hundred fifty thousand dollars ($750,000) being made on December 1, 2012 that was previously extended to April 31, 2013 has been extended to August 1, 2013 and the remaining seven payments of $350,000 every three months starting March 1, 2013 previously extended to start August 1, 2013 has been extended to November 1, 2013 and a final payment of $300,000 that was due December 1, 2014 previously extended to April 30, 2015 has been extended to August 1, 2015.

On July 4, 2013 Greentech Mining International, Inc. entered into a Joint Venture Agreement with a commodities company incorporated under the Laws of the Federal Republic of Mexico and a project management company incorporated under the laws of Germany, collectively called “Parties”. The Parties agreed to form a joint venture company “JV Company” located in the United States to operate various mining projects as agreed upon by the Parties. Pursuant to the agreement, the commodities company provided a Bank Guarantee issued for a one year and one month period with annual renewals for a total of three years in the amount of Five Hundred Million Euros (€500,000,000) that was immediately assigned to the JV Company after the initial formation and utilized to collateralize a loan to fund the JV Company which is still on going.

 The Parties agreed that the JV Company be named Greentech Mining Ventures, Inc. and is registered in the State of Delaware, USA as a “C” corporation and Matthew J. Neher is the Chief Executive Officer and Kevin Senn is the Chief Legal Officer and Secretary of the JV Company. The Bylaws of the JV Company  specify that there shall be five members of the Board of Directors of which three shall be selected by the Greentech Mining International, Inc. one shall be selected by the commodity company and one Independent Member to be selected by the other four members. Greentech Mining International, Inc, has been elected to operate the Mining Projects for the JV Company and conduct all business affairs controlling 63% of the JV Company.

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

On May 10, 2013 Greentech Mining International, Inc. enter into an agreement with Greentech Mining, Inc. and Grenntech Mining Utah to amend payment terms of the Operating, Exploration and Option to Purchase Agreement entered into on September 17, 2012. Pursuant to the agreement the parties agreed that the initial consideration of three million dollars ($3,000,000) with the first payment of one million dollars ($1,000,000) being made on or before November 1, 2012 that was previously extended to May 1, 2013 has now been extended to October 1, 2013 and the remaining balance paid in ten (10) consecutive payments of $200,000 beginning on December 1, 2012 that was previously extended to June 1, 2013 has now been extended to November 1, 2013, the agreement is in extension negotiations as the of the date of this filing.

On July 4, 2013 Greentech Mining International, Inc. entered into a Joint Venture Agreement with a commodities company incorporated under the Laws of the Federal Republic of Mexico and a project management company incorporated under the laws of Germany, collectively called “Parties”. The Parties agreed to form a joint venture company “JV Company” located in the United States to operate various mining projects as agreed upon by the Parties. Pursuant to the agreement, the commodities company provided a Bank Guarantee issued for a one year and one month period with annual renewals for a total of three years in the amount of Five Hundred Million Euros (€500,000,000) that was immediately assigned to the JV Company after the initial formation and utilized to collateralize a loan to fund the JV Company which is still on going.

 The Parties agreed that the JV Company be named Greentech Mining Ventures, Inc. and is registered in the State of Delaware, USA as a “C” corporation and Matthew J. Neher is the Chief Executive Officer and Kevin Senn is the Chief Legal Officer and Secretary of the JV Company. The Bylaws of the JV Company  specify that there shall be five members of the Board of Directors of which three shall be selected by the Greentech Mining International, Inc. one shall be selected by the commodity company and one Independent Member to be selected by the other four members. Greentech Mining International, Inc, has been elected to operate the Mining Projects for the JV Company and conduct all business affairs controlling 63% of the JV Company.

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

Because we only had $53 in cash at March 31, 2013, our most recent fiscal year-end, the report of our independent registered public accounting firm on our financial statements for the period ended March 31, 2013 contained an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. Our auditors’ opinion is based upon our operating losses and our need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, explore and produce precious metals, and ultimately generate revenues from the sale of these products. Although there are no formal dates or agreements with Company’s directors, they have agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

Results of Operations

During the three months ended September 30, 2013, which was the second quarter of our fiscal year ending March 31, 2014, we had no revenue and incurred general and administrative expenses of $16. For the period from inception (February 6, 2012) through September 30, 2013, the Company had no activities that produced revenues from operations and had a net loss of $109,365, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in February 2012 and other SEC-related compliance matters.

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

We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase significantly as compared to the period ended September 30, 2013. In addition, we expect to incur exploration and processing expenses as we seek to advance our operations.

Liquidity and Capital Resource

As of September 30, 2013, we had a cash balance of only $33 in cash and $0 in other assets, are accrued expenses were approximately $103,923 of which $79,223 is due to AVP and $24,700 due to Matthew Neher and Novus Aurum Trust related parties. We had a stockholders’ deficit of approximately $103,890 and no means to pay the liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of the Company until the financing is completed.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (February 6, 2012) through September 30, 2013

Operating activities	$(109,365)
Investing activities	-
Financing activities	$109,398

Net effect on cash	$33

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

Based on this evaluation, our chief executive officer (our principal executive officer principal financial officer and principle accounting officer) concluded that as of September 30, 2013 our disclosure controls and procedures were effective. Our procedures were designed to ensure that the information relating to our company required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer, as appropriate to allow for timely decisions regarding required disclosure. Management is currently evaluating the current disclosure controls and procedures in place to see where improvements can be made.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013..

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

Dated: November 14, 2013
GREENTECH MINING INTERNATIONAL, INC.

	By:	/s/ Matthew J. Neher
Matthew J. Neher
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013..

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