Form 10-Q
period 2013-12-31
GREENTECH MINING INTERNATIONAL, INC.
filed 2014-02-14
CIK 1542628

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

For the quarterly period ended December 31, 2013

Commission file number 000-54548

GREENTECH MINING INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-5553453
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

951 Mariners Island Boulevard, Suite 300
San Mateo, California 94404
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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 41,000,000 shares outstanding as of February 13, 2014.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):	3

	Condensed Balance Sheets as of December 31, 2013 (unaudited) and March 31, 2013 (audited)	3

	Condensed Statements of Operations for the three and nine months ended December 31, 2013, December 31, 2012 and period from inception (February 6, 2012) through December 31, 2013 (unaudited)	4

	Statements of Stockholders' Equity (Deficit)	5

	Condensed Statements of Cash Flows for the nine months ended December 31, 2013 and period from inception (February 6, 2012) through December 31, 2013 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4T.	Controls and Procedures	23

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	(Reserved and Removed)	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

	Signatures	26

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENTECH MINING INTERNATIONAL, INC.
         (A Development Stage Company)
            CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2013	2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$113	$53
Total current assets	113	53

Total assets	$113	$53

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Due to shareholder	$104,123	104,798

Total liabilities	$104,123	104,798

Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 41,000,000 and 31,000,000 shares issued and outstanding as of December 31, 2013 and March 31, 2013, respectively	4,100	3,100
Additional paid-in capital	1,375	1,500
Accumulated deficit	(109,485)	(109,345)

Total stockholders’ deficit	(104,010)	(104,745)

Total Liabilities and Stockholders’ deficit	$113	$53

The accompanying notes are an integral part of these condensed financial statements.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS

					February 6, 2012
					(inception)
	Three Month Periods Ended		Nine Months Period Ended		through
	December 31,		December 31,		December 31,
	2013	2012	2013	2012	2013

Revenues	$-	$-	$-	$-	$-

EXPENSES
Operating Expenses
General and administrative	$120	$33,293	140	106,820	$109,485
Total operating expenses	120	33,293	140	106,820	109,485

NET LOSS	$(120)	$(33,293)	(140)	(106,820)	$(109,485)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	41,000,000	31,000,000	41,000,000	22,835,766

The accompanying notes are an integral part of these condensed financial statements.

GREENTECH MINING INTERNATIONAL, INC.
(An Exploration Stage Company)
 CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	APIC	Deficit	Total
Balance Prior to Inception	-	$-	$-	$-	$-

Issuance of Common Stock -Founders for cash	5,000,000	500	1,500	-	2,000
Net loss	-	-	-	(1,800)	(1,800)
Balance at March 31, 2012	5,000,000	500	1,500	(1,800)	200

Tender of shares by founder, June 26, 2012 at $.0001 per share	(1,500,000)	(150)	-	-	(150)
Issuance of Common Stock under consulting agreement June 27, 2012, at $.0001 per share	1,000,000	100	-	-	100
Issuance of Common Stock under subscription agreement with Novus Aurum Trust, June 26, 2012, at $.0001 per share	26,500,000	2,650	-	-	2,650
Net loss	-	-	-	(107,545)	(107,545)
Balance at March 31, 2013	31,000,000	3,100	1,500	(109,345)	(104,745)
Issuance of Common Stock for Services	10,000,000	1,000	(125)	-	875
Net loss	-	-	-	(140)	(140)
Balance at December 31, 2013, unaudited	41,000,000	4,100	1,375	(109,485)	(104,010)

The accompanying notes are an integral part of these condensed financial statements.

GREENTECH MINING INTERNATIONAL, INC.
(An Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended December 31, 2013	Nine months ended December 31, 2012	Inception (February 6, 2012) through December 31, 2013 (Cumulative)

OPERATING ACTIVITIES:
Net loss	$(140)	$(106,820)	$(109,485)

Net cash used in operating activities	(140)	(106,820)	(109,485)

FINANCING ACTIVITIES:
Due to shareholder	200	104,798	104,123
Proceeds from the issuance of common stock, net	-	2,600	5,475
Net cash provided by financing activities	200	107,398	109,598
Net increase in cash	60	578	113

Cash at beginning of period	53	200	-

Cash at end of period	113	778	113

Supplemental disclosure of non-cash financing transactions:

Shares issuance for services	875

Share issuance for interest expense	125

The accompanying notes are an integral part of these condensed financial statements.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2013
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
DECEMBER 31, 2013
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

 NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements the Company has a deficit accumulated during the development stage of $109,485, due to shareholder of $104,123 and had $113 cash as of December 31, 2013. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, develop the products that it has licensed, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

CASH AND CASH EQUIVALENTS - All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits.  Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. The Company does not have cash equivalents as of December 31, 2013 and March 31, 2013.

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
DECEMBER 31, 2013
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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013.

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
DECEMBER 31, 2013
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

During the three months ended December 31, 2013 the Company did not issue any stock based compensation and for the nine months ended December 31, 2013 issues Accelerated Venture Partner, LLC. 1,500,000 shares of common stock at par value of .0001 per share and the Company relinquished its rights to repurchase 1,000,000 share of common stock that was issued to Accelerated Venture Partners, LLC on September 28, 2012 and issues Matthew Neher 8,500,000 shares of common stock at par value of .0001 per share for additional services rendered to the Company from June 2012 to June 2013.

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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of options granted from February 6, 2012 (inception) through December 31, 2013 was $0.

The Company has reserved a total of 7,500,000 shares of common stock for issuance under its stock award plan, and issued 1,750,000 as of December 31, 2013 and per our Company’s Stock Plan the plan re-triggers to 25% of the total outstanding shares on January 1, 2013, therefore as of December 31, 2013, the Company has a reserve of 7,750,000 shares of common stock for issuance under its stock award plan.

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
DECEMBER 31, 2013
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

On June 3, 2013, the Company issued Accelerated Venture Partner, LLC. 1,500,000 shares of common stock at par value of .0001 per share and the Company relinquished its rights to repurchase 1,000,000 shares of common stock that were issued to Accelerated Venture Partners, LLC on June 28, 2012 due to additional services rendered to the Company from June 2012 to June 2013.

On June 3, 2013, The Company issued Matthew Neher 8,500,000 shares of common stock at par value of .0001 per share for additional services rendered to the Company from June 2012 to June 2013.

As of December 31, 2013, there were 41,000,000 shares issued and outstanding and 7,500,000 shares of common stock were reserved for issuance under the Company’s Stock Option Plan and 5,500,000 of these shares remained available for future issuance as of June 30, 2013 There were 59,000,000 shares of common stock available for future issuance.

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

As of December 31, 2013, the Company had a net operating loss carry forward of approximately $109,485, which will begin to in the tax year 2028.

Federal tax laws impose significant restrictions on the utilization of net operating loss carry forwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carry forwards and research and development credits may be subject to the above limitations.

The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of the date of adoption and as of December 31, 2013 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the year 2008 forward. There are no tax examinations currently in progress.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2013
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

On May 10, 2013, Greentech Mining International, Inc. entered into an agreement with Greentech Mining, Inc. and Grenntech Mining Utah to amend payment terms of the Operating, Exploration and Option to Purchase Agreement entered into on September 17, 2012. Pursuant to the agreement the parties agreed that the initial consideration of three million dollars ($3,000,000) with the first payment of one million dollars ($1,000,000) being made on or before November 1, 2012 that was previously extended to May 1, 2013 has now been extended to October 1, 2013 and the remaining balance paid in ten (10) consecutive payments of $200,000 beginning on December 1, 2012 that was previously extended to June 1, 2013 has now been extended to November 1, 2013, the agreement is in extension negotiations as the of the date of this filing.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(Unaudited)

NOTE 7 - OPTION AGREEMENTS (continued)

On May 10, 2013, Greentech Mining International, Inc. entered into a verbal agreement with Union Gulf Resources Ltd. to amend payment terms of the Mineral Claim Option Agreement entered into on September 22, 2012. Pursuant to the agreement the parties agreed that the consideration of three million five hundred dollars ($3,500,000) with the first payment of seven hundred fifty thousand dollars ($750,000) being made on December 1, 2012 that was previously extended to April 31, 2013 has been extended to August 1, 2013 and the remaining seven payments of $350,000 every three months starting March 1, 2013 previously extended to start August 1, 2013 has been extended to November 1, 2013, the agreement is in extension negotiations as the of the date of this filing and a final payment of $300,000 that was due December 1, 2014 previously extended to April 30, 2015 has been extended to August 1, 2015.

NOTE 8 - RELATED PARTY TRANSACTIONS

The President and majority stockholder of Greentech Mining Inc. and Greentech Mining Utah LLC is Matthew Neher, a director and CEO of the Company since June 26 2012. Mr. Neher was the principal developer of the processing plant and acquired the mining claims optioned by the Company on September 17, 2012. Matthew also controls Novus Aurum Trust the majority shareholder of the Company. From inception through December 31, 2012, the Company paid $0 cash to Matthew Neher and accrued $24,700 for expenses due to Matthew Neher and Novus Aurum Trust. See Note 4 for a description of the stock transaction involving Novus Aurum Trust and Matthew Neher. See Note 6 for a description of the Option Agreement with Greentech Mining Inc Greentech Mining Utah LLC. Also see Note 8 for a description of commitments to Greentech Mining Inc. and Greentech Mining Utah LLC under the Option Agreement.

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

For the three months ended December 31, 2013 we had no revenue and incurred general and administrative expenses of $120. Our net loss was $109,485, due to general and administrative expenses. From February 6, 2012 (inception through December 31, 2013, general and administrative expenses consisted of $24,900 for the mining equipment and $79,223 for administrative support, which mostly consisted of document preparation for formation and EDGAR filings with the SEC. Matthew Neher, the CEO of the Company, paid the $24,700 for mining equipment and $200 in general exspenses.

Other.

Matthew Neher is the founder and Chief Executive Officer of Greentech Mining, Inc. and Greentech Mining Utah since 2010 and 2011, respectively. Although Mr. Neher does not have employment agreements with these companies, he has received approximately $150,000 in loans (with no formal written agreement) and expense reimbursements over the last 24 months from these affiliates. Mr. Neher will receive compensation of an estimated combine total of $10,000 per months from Greentech Mining, Inc. and Greentech Mining Utah until a new CEO is indemnified and hired by these companies.The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2013
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
DECEMBER 31, 2013
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

Results of Operations

During the three months ended December 31, 2013, which was the third quarter of our fiscal year ending March 31, 2014, we had no revenue and incurred general and administrative expenses of $120. For the period from inception (February 6, 2012) through December 31, 2013, the Company had no activities that produced revenues from operations and had a net loss of $109,485, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in February 2012 and other SEC-related compliance matters.

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

We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase significantly as compared to the period ended December 31, 2013. In addition, we expect to incur exploration and processing expenses as we seek to advance our operations.

Liquidity and Capital Resource

As of December 31, 2013, we had a cash balance of only $113 in cash and $0 in other assets due to shareholder is approximately $104,123 of which $79,223 is due to AVP and $24,900 due to Matthew Neher and Novus Aurum Trust related parties. We had a stockholders’ deficit of approximately $104,010 and no means to pay the liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of the Company until the financing is completed.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (February 6, 2012) through December 31, 2013

Operating activities	$(109,485)
Investing activities	-
Financing activities	$109,598

Net effect on cash	$113

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

Based on this evaluation, our chief executive officer (our principal executive officer principal financial officer and principle accounting officer) concluded that as of December 31, 2013 our disclosure controls and procedures were effective. Our procedures were designed to ensure that the information relating to our company required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer, as appropriate to allow for timely decisions regarding required disclosure. Management is currently evaluating the current disclosure controls and procedures in place to see where improvements can be made.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013.

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

Dated: February 13, 2014
GREENTECH MINING INTERNATIONAL, INC.

	By:	/s/ Matthew J. Neher
Matthew J. Neher
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013.

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