Form 10-K
period 2014-03-31
GREENTECH MINING INTERNATIONAL, INC.
filed 2014-08-12
CIK 1542628

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-54610

GREENTECH MINING INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-450994
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

951 mariners Island Blvd. , Suite 300, San Mateo, CA 94404
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

As of July 14, 2014, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of July 14, 2014 there were 31,000,000 shares of common stock, par value $.0001, outstanding.

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

Lithology
The character of the rock described in terms of its structure, color, mineral composition, grain size and arrangement of its component parts, all those visible features that in the aggregate impart individuality to the rock.

Load Claim	A classic vein, ledge, or other rock in place between definite walls. A load claim is located by metes and bounds. The maximum length is 1,500 feet by 600 feet.

Mapping	The recording of geologic information including rock units and the occurrence of structural features, and mineral deposits on maps

Mineral	A naturally occurring inorganic crystalline material having a definite chemical composition.

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

On June 26, 2012, Novus Aurum Trust agreed to (“Purchaser”) acquire 26,500,000 shares of the Company’s common stock par value $0.0001 (the “Shares”) for a price of $0.0001 per share. At the same time, Accelerated Venture Partners, LLC agreed to tender 1,500,000 of its 5,000,000 shares of the Company’s common stock par value $0.0001 for cancellation. Following these transactions, Novus Aurum Trust owned 88.33% of the Company’s 30,000,000, issued and outstanding shares of common stock par value $0.0001 and the interest of Accelerated Venture Partners, LLC was reduced to approximately 11.66% of the total issued and outstanding shares. Simultaneously with the share purchase, Timothy Neher resigned as an officer of the Company effective immediately and remained on the Company’s Board of Directors and the Board appointed and elected Matthew Neher as President, Chief Executive Officer, Secretary, Treasurer and Director of the Company. The Purchaser used its working capital to acquire the Shares. The Purchaser did not borrow any funds to acquire the Shares.

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

The Company, Greentech Mining, Inc. and  Greentech Mining Utah, LLC are controlled by the same principals who believe that substantial benefit may potentially be derived from the Option Agreement to a publicly-reporting entity by potentially opening up new funding resources for the business and thereby facilitating the funding of future operations and permitting the further expansion of the business. Greentech Mining, Inc. and Greentech Mining Utah, LLC will continue to operate as independent companies fulfilling their current mineral processing contracts, developing and evaluating new mining technologies and other exploration opportunities for potential development.

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

The western mine high wall once established will utilize a drop terrace mining technique using a gradient slope of S to 1 in ratio. This will allow a 15ft. drop for each terrace and a 7.5ft landing to support the upper terrace during excavation along the 300 foot western perimeter advance of the mine site. The northern and southern mine perimeter lines will be sloped at natural angle of repose in this system which is 29 degrees. By leaving natural angle of repose along the side pit walls wildlife and cattle will not have a safety issue if crossing or visiting the area.

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

Item 1B.    UNRESOLVED STAFF COMMENTS.

None.

 ITEM 2.  PROPERTIES

At this time, the Company maintains its designated office at 951 Mariners Island Blvd., Suite 300, San Mateo, CA 94404.  The Company’s telephone number is (650) 283-2653.

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

As of March 31, 2014, there were two (2) holders of record of our common stock and a total of 41,000,000 shares of common stock outstanding. All common stock currently outstanding was issued by the Company under applicable exemptions from registration under the Securities Act. None of our stock is registered under the Exchange Act, and no stock may be sold or offered unless registered with the SEC or sold under an applicable exemption from registration. There were no holders in “street name.”

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

Under the terms of the Option Agreement the Company shall make payment to Owner for the initial consideration of three million dollars ($3,000,000) with the first payment of one million dollars (1,000,000) being paid on or before November 1, 2012 that was extended to April 15, 2014 and the remaining balance made in ten (10) consecutive payments of $200,000 beginning on December 1, 2012 that was extended to April 15, 2014.  Owner warrants and covenants that it will utilize the funds to remove encumbrances and hold full title and exclusive possession of the Mines and Processing Plant free and clear from all grants, sales, liens, defects, adverse claims and encumbrances of any kind by November 15, 2013 that was extended to November 15, 2014.

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

Owner also granted the Company the sole and exclusive option to purchase all of Owner’s right, title and interest in the property (the Contracted Mines and Processing Plant) for a total purchase price of TWO MILLION dollars ($2,000,000), plus a perpetual two percent (2%) Net Smelter Royalty (hereinafter referred to as the “Purchase Price”). The Purchase Price may be paid in cash or other cash equivalent as mutually agreed by the Owner and Company. Exercise of the option shall be no sooner than November 15, 2013 unless Owner removes the estimated $1.4 million in encumbrances and holds full title and exclusive possession of the Contracted Mines and Processing Plant free and clear from all grants, sales, liens, defects, adverse claims and encumbrances of any kind prior to November 15, 2014 or if Owner utilizes all or a portion of the purchase price to remove all encumbrances and holds full title and exclusive possession of the Contracted Mines and Processing Plant free and clear from all grants, sales, liens, defects, adverse claims and encumbrances of any kind to be so transferred.  Exercise of the option shall be effective upon delivery of written notice thereof to Owner at Owner’s business address or the address of Owner’s registered agent. The Company shall deliver to Owner a negotiable instrument in the full amount of the Purchase Price in exchange for properly executed and acknowledged Deeds and/or other indicia of ownership in recordable form. Closing shall occur within sixty (60) days after exercise of the option.

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

We were a shell company from February 6, 2012 until our entry into the mining industry in June of 2012.  We have incurred net losses of approximately $111,612 since inception through March 31, 2014.  At March 31, 2014 we had approximately $0 in cash and $0 other assets and our total liabilities were $106,012.  The report of our independent registered public accounting firm on our financial statements form inception through March 31, 2014 contains an explanatory paragraph regarding our ability to continue as a going concern based upon recurring operating losses and our need to obtain additional financing to sustain operations.  Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses.  There are no assurances that we will continue as a going concern.

Results of Operations

The following is a summary of the Company’s operation results for the years ended March 31, 2014 and 2013:

	2013	2012

Total operating expenses	$2,267	$107,545
Net loss	$(2,267)	$(107,545)

For the period from inception (February 6, 2012) through March 31, 2014, the Company had no activities that produced revenues from operations and had a net loss of $111,612, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in February 2012 and other SEC-related compliance matters.

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

We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase significantly as compared to the period year ended March 31, 2013. In addition, we expect to incur exploration and processing expenses as we seek to advance our operations.

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

Liquidity and Capital Resource

As of March 31, 2014, we had a cash balance of only $0 in cash. We accrued expenses were $103,998 of which $79,298 is due to AVP and $24,700 due to Matthew Neher and Novus Aurum Trust related parties. We had a stockholders’ deficit of approximately $106,012 and no means to pay the liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of the Company until the financing is completed.

We have recorded the estimated fair value of the Greentech mining and milling assets as an aggregate amount on our condensed balance sheet. The assets include the land, water rights and the milling facility .

The following is a summary of the Company's cash flows from operating, investing, and financing activities:
For the Cumulative Period from Inception (February 6, 2012) through March 31, 2014

Operating activities	$(5,614)
Investing activities	-
Financing activities	$5,600

Net effect on cash	$(14)

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

The Company will require significant additional financing in order to advance the Company’s business plan, achieve the milestones and generate revenue to avoid the discontinuation of the Option Agreement, including the following estimated amounts for research, development and commercialization expenses related to the operations. The Company therefore intends to raise an aggregate of $15 million in 2014, and the funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding.

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

If we do not raise additional funds of at least $6.5 million for the advancement of our option agreements by March 15, 2015, we will lose our rights to the options; at least $1 million of these additional funds must be raised before April 15, 2014 for our Greentech Mining Inc. Option Agreement (amended from December 1, 2012), at least $750,000 must be raised before March 1, 2014 if we intend to exercise our Mineral Claim Option Agreement with Union Gulf Resources Ltd.(amended from August 1, 2013).

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREENTECH MINING INTERNATIONAL, INC.

- INDEX TO FINANCIAL STATEMENTS -

Page(s)

Report of Independent Registered Public Accounting Firms	F-2

Balance Sheet as of March 31, 2014 and March 31, 2013	F-4

Statements of Operations for the years ended March 31, 2014 and March 31, 2013 and for the period from inception (February 6, 2012) through March 31, 2014	F-5

Statements of Changes in Stockholders’ Deficit for the period from inception (February 6, 2012) through March 31, 2014	F-6

Statements of Cash Flows for the years ended March 31, 2014 and March 31, 2013 and from the period from inception (February 6, 2012) through March 31, 2014	F-7

Notes to Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Greentech Mining International, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Greentech Mining International, Inc. (a development stage company) as of March 31, 2014 and March 31, 2013, and the related statement of operations, changes in stockholder's  deficit and cash flows for the years ended March 31, 2014 and March 31, 2013 and for the period from inception (February 6, 2012) to March 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits also include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also include assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greentech Mining International, Inc. (a development stage company) as of March 31, 2014 and March 31, 2013, and the results of its operations and its cash flows for the year ended March 31, 2014 and March 31, 2013 and for the period from inception (February 6, 2012) to March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anton & Chia LLP

Newport Beach, CA
August 11, 2014

GREENTECH MINING INTERNATIONAL, INC.
         (A Development Stage Company)
            BALANCE SHEETS

	March 31,	March 31,
	2014	2013

ASSETS
Current assets:
Cash	$-	$53
Total current assets	-	53

Total assets	$-	$53

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Due to shareholders	$103,998	$104,798
Accounts Payable	2,000	-
Bank Overdraft	14	-
Total Current liabilities	106,012	104,798

Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 41,000,000 and 31,000,000 shares issued and outstanding as of March 31, 2014 and 2013, respectively	4,100	3,100
Additional paid-in capital	1,500	1,500
Accumulated deficit	(111,612)	(109,345)

Total stockholders’ deficit	(106,012)	(104,745)

Total liabilities and stockholders’ deficit	$-	$53

The accompanying notes are an integral part of these financial statements.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			February 6, 2012
			(inception)
	For the Year Ended		through
	March 31,		March 31,
	2014	2013	2014

Revenues	$-	$-	$-

EXPENSES
Operating Expenses	-	-
General and administrative	2,267	107,545	111,612
Total operating expenses	2,267	107,545	111,612

NET LOSS	$(2,267)	$(107,545)	$(111,612)

LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC AND DILUTED	41,000,000	31,000,000

The accompanying notes are an integral part of these financial statements.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
 STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock
	Shares	Amount	APIC	Accumulated Deficit	Total
Balance Prior to Inception	-	$-	$-	$-	$-

Issuance of Common Stock -Founders for cash	5,000,000	500	1,500	-	2,000
Net loss	-	-	-	(1,800)	(1,800)
Balance at March 31, 2012	5,000,000	500	1,500	(1,800)	200

Tender of shares by founder, June 26, 2012 at $.0001 per share	(1,500,000)	(150)	-	-	(150)
Issuance of Common Stock under consulting agreement June 27, 2012, at $.0001 per share	1,000,000	100	-	-	100
Issuance of Common Stock under subscription agreement with Novus Aurum Trust, June 26, 2012, at $.0001 per share	26,500,000	2,650	-	-	2,650
Net loss	-	-	-	(107,545)	(107,545)
Balance at March 31, 2013	31,000,000	3,100	1,500	(109,345)	(104,745)
Issuance of Common Stock for Services	10,000,000	1,000	-	-	1,000
Net loss	-	-	-	(2,267)	(2,267)
Balance at March 31, 2014	41,000,000	4,100	1,500	(111,612)	(106,012)

 The accompanying notes are an integral part of these financial statements.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
 STATEMENTS OF CASH FLOWS

	March 31, 2014	March 31, 2013	Inception (February 6, 2012) through March 31, 2014 (Cumulative)
OPERATING ACTIVITIES:
Net loss	$(2,267)	$(107,545)	$(111,612)
Change in operating assets and liabilities:
Accounts payable	2,000	-	2,000
Due to shareholders	(800)	104,798	103,998

Net cash used in operating activities	(1067)	(2,747)	(5,614)

FINANCING ACTIVITIES:
Redemption of shares	-	(150)	(150)
Proceeds from the issuance of common stock	1,000	2,750	5, 750
Net cash provided by financing activities	1,000	2,600	5,600
Net decrease in cash	(67)	(147)	(14)

Cash at beginning of year	53	200	-

Cash at end of year	$(14)	$53	$(14)

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

 NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements the Company has a deficit accumulated during the development stage of $106,012, due to shareholder of $103,998 and had $0 cash as of March 31, 2014. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, develop the products that it has licensed, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE - 3 SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying financial statements are prepared in accordance with generally accepted accounting principle in the United States of America.

USE OF ESTIMATES-The preparation of financial statements in conformity with accounting principles generally accepted in United States of America requires management to make estimates and assumption that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual result could differ from those estimates.

CASH AND CASH EQUIVALENTS - All cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits.  Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. The Company does not have cash equivalents as of March 31, 2014 and March 31, 2013.

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

LOSS PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation.   During the year ended March 31, 2014 and March 31, 2013, the Company did not have any potentially dilutive common shares.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014.

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

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities: Elimination of Certain Financial Reporting Requirements. This guidance eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company did not elect early adoption.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

During the  year ended March 31, 2014, the Company  issued Accelerated Venture Partner, LLC. 1,500,000 shares of common stock at par value of .0001 per share and the Company relinquished its rights to repurchase 1,000,000 share of common stock that was issued to Accelerated Venture Partners, LLC on  June 28, 2012; and issued Matthew Neher 8,500,000 shares of common stock at par value of .0001 per share for additional services rendered to the Company from June 2012 to June 2013.

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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of options granted from February 6, 2012 (inception) through March 31, 2014 was $0.

The Company has reserved a total of 7,500,000 shares of common stock for issuance under its stock award plan, and issued 1,750,000 as of March 31, 2014 and per our Company’s Stock Plan the plan re-triggers to 25% of the total outstanding shares on January 1, 2013, therefore as of March 31, 2014, the Company has a reserve of 7,750,000 shares of common stock for issuance under its stock award plan.

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
NOTES TO FINANCIAL STATEMENTS

On June 27, 2012, the Company granted AVP an option to purchase 1,000,000 shares of common stock at par value in exchange for certain consulting services, and AVP immediately exercised this option. The Company has the option to repurchase the shares exercised under the option at par value if the below milestones are not met within a specified time.

On June 3, 2013, the Company issued Accelerated Venture Partner, LLC. 1,500,000 shares of common stock at par value of .0001 per share and the Company relinquished its rights to repurchase 1,000,000 shares of common stock that were issued to Accelerated Venture Partners, LLC on June 28, 2012.

On June 3, 2013, The Company issued Matthew Neher 8,500,000 shares of common stock at par value of .0001 per share for additional services rendered to the Company from June 2012 to June 2013.

As of March 31, 2014, there were 41,000,000 common shares issued and outstanding and 7,500,000 shares of common stock were reserved for issuance under the Company’s Stock Option Plan and 5,500,000 of these shares remained available for future issuance as of March 31, 2014. There were 59,000,000 shares of common stock available for future issuance.

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

As of March 31, 2014, the Company had a net operating loss carry forward of approximately $111,612, which will begin to expire  in the tax year 2034.

Federal tax laws impose significant restrictions on the utilization of net operating loss carry forwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carry forwards and research and development credits may be subject to the above limitations.

The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of the date of adoption and as of March 31, 2014 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the year 2008 forward. There are no tax examinations currently in progress.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

The term of the Option Agreement is for three (3) years from the effective date set forth above, and may be renewed by the Company for successive three (3) year periods upon substantially the same terms and provisions as set forth herein based upon the then-capital structure of the Company, until declared forfeited and canceled by Owner or relinquished by the Company, as described in Note 8. The Company shall give Owner written notice of each renewal at least thirty (30) days prior to expiration of the respective three-year term. The Option Agreement shall automatically renew and continue so long as ores, minerals, or metals are produced or sold from the Henry Mountain Project on a continuous basis. The Company shall have the continuing right to terminate the Option Agreement at any time and to surrender the Henry Mountain Project to Owner by giving Owner written notice thereof at least 30 days prior to the stated date of termination. Termination of the Option Agreement shall not relieve the Company of its obligation to pay all royalties due to Owner as well as its pro-rata share of taxes and fees. The Company has received a verbal agreement from the Owner to extend the payment dates in the agreement from December 1, 2012 to April 15, 2014.

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

On May 10, 2013, Greentech Mining International, Inc. entered into an agreement with Greentech Mining, Inc. and Grenntech Mining Utah to amend payment terms of the Operating, Exploration and Option to Purchase Agreement entered into on September 17, 2012. Pursuant to the agreement the parties agreed that the initial consideration of three million dollars ($3,000,000) with the first payment of one million dollars ($1,000,000) being made on or before November 1, 2012 that was previously extended to May 1, 2013 has now been extended to April 15, 2014 and the remaining balance paid in ten (10) consecutive payments of $200,000 beginning on December 1, 2012 that was previously extended to June 1, 2013 has now been extended to November 1, 2014, the agreement is in extension negotiations as the of the date of this filing.   Subsequent to the year ended, the agreement is terminated on June 15, 2014, refer to Note 10-Subsequent event for detail.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

On May 10, 2013, Greentech Mining International, Inc. entered into a verbal agreement with Union Gulf Resources Ltd. to amend payment terms of the Mineral Claim Option Agreement entered into on September 22, 2012. Pursuant to the agreement the parties agreed that the consideration of three million five hundred dollars ($3,500,000) with the first payment of seven hundred fifty thousand dollars ($750,000) being made on December 1, 2012 that was previously extended to April 31, 2013 has been extended to April 15, 2014 and the remaining seven payments of $350,000 every three months starting March 1, 2013 previously extended to start August 1, 2013 has been extended to November 1, 2013, the agreement is in extension negotiations as the of the date of this filing and a final payment of $300,000 that was due December 1, 2014 previously extended to April 30, 2015 has been extended to August 1, 2015.
Subsequent to the year ended, the agreement is terminated on June 15, 2014, refer to Note 10-Subsequent event for detail.

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

The Managing Partner of AVP is Timothy Neher, a director of the Company and the only officer of the Company prior to June 26, 2012.  For the year ended June 30, 2014, the Company paid $ 200 cash to AVP and accrued $79,298 for expenses due to AVP. See Note 5 for a description of the stock transactions involving AVP. See Note 9 for a description of commitments to AVP.

Matthew Neher and Timothy Neher are brothers and there is a family relationship between our officers and directors.  Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

For the year ended March 31, 2014 we had no revenue and incurred general and administrative expenses of $2,267. Our net loss since inception was $111,612, due to general and administrative expenses. From February 6, 2012 (inception through March 31, 2014), general and administrative expenses consisted of $24,700 for the mining equipment and $ 86,912 for administrative support, which mostly consisted of document preparation for formation and EDGAR filings with the SEC. Matthew Neher, the CEO of the Company, paid the $24,700 for mining equipment and $2,267 in general expenses there are currently no agreements in place for repayment to the shareholders..

Other.

Matthew Neher is the founder and Chief Executive Officer of Greentech Mining, Inc. and Greentech Mining Utah since 2010 and 2011, respectively. Although Mr. Neher does not have employment agreements with these companies, he has received approximately $150,000 in loans (with no formal written agreement) and expense reimbursements over the last 24 months from these affiliates. Mr. Neher will receive compensation of an estimated combined total of $10,000 per month from Greentech Mining, Inc. and Greentech Mining Utah until a new CEO is identified and hired by these companies. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts.

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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
NOTES TO FINANCIAL STATEMENTS

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

On May 10, 2013 Greentech Mining International, Inc. enter into an agreement with Greentech Mining, Inc. and Greentech Mining Utah to amend payment terms of the Operating, Exploration and Option to Purchase Agreement entered into on September 17, 2012. Pursuant to the agreement the parties agreed that the initial consideration of three million dollars ($3,000,000) with the first payment of one million dollars ($1,000,000) being made on or before November 1, 2012 that was previously extended to May 1, 2013 has now been extended to October 1, 2013 and the remaining balance paid in ten (10) consecutive payments of $200,000 beginning on December 1, 2012 that was previously extended to June 1, 2013 has now been extended to November 1, 2013, the agreement is in extension negotiations as the of the date of this filing

On May 10, 2013 Greentech Mining International, Inc. entered into a verbal agreement with Union Gulf Resources Ltd. to amend payment terms of the Mineral Claim Option Agreement entered into on September 22, 2012. Pursuant to the agreement the parties agreed that the consideration of three million five hundred dollars ($3,500,000) with the first payment of seven hundred fifty thousand dollars ($750,000) being made on December 1, 2012 that was previously extended to April 31, 2013 has been extended to August 1, 2013 and the remaining seven payments of $350,000 every three months starting March 1, 2013 previously extended to start August 1, 2013 has been extended to November 1, 2013 and a final payment of $300,000 that was due December 1, 2014 previously extended to April 30, 2015 has been extended to August 1, 2015.

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

GREENTECH MINING INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 10 – SUBSEQUENT EVENTS

On June 15, 2014, Greentech Mining International, Inc. terminated the Operating, Exploration and Option to Purchase Agreement entered into with Greentech Mining, Inc. and Greentech Mining Utah  on September 17, 2012.  There was no disagreement between the parties and no legal action is pending between the parties.

On June 15, 2014, Greentech Mining International, Inc. terminated the Mineral Claim Option Agreement entered into with Union Gulf Resources Ltd. into on September 22, 2012.  There was no disagreement between the parties and no legal action is pending between the parties.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended March 31, 2014, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

In our fiscal year ended March 31, 2014, we had no events that were required to be reported on Form 8-K that were not filed to date.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals currently serve as our executive officers and directors:

Name	Age	Positions

Matthew Neher	50	Director, CEO, Treasurer, Secretary
Timothy Neher	48	Director

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

Timothy J. Neher
Founder, President, Secretary, Treasurer and sole director of the Company from its founding on February 6, 2012 through June 26, 2012 when Mr. Neher resigned his positions President, Secretary, Treasurer and remained on the Board of Directors. Mr. Neher is the founding partner of Accelerated Venture Partners, LLC, a private venture capital firm based in Foster City, California, and has over 20 years of experience in connection with the provision of debt and equity financing, mergers and public offering transactions. Timothy has been on the Board of Directors for Virolab, Inc., a public reporting company since 2010 and the acting Chief Financial Officer, Treasurer and a Director of Mikojo, Inc. a public reporting company that has not reported since May of 2011.. Mr. Neher is also Director of Pinpointed Solutions Inc. a private company since 2008, Director of Ipaypod Inc., a private company since 2007 and Director of Internet Card Present, Inc., a private company since 2007. He is also the President, Secretary and sole director of following public reporting companies: Accelerated Acquisitions XVII and XIX. Within the past five years Mr. Neher has been the founder of the following public reporting companies, Accelerated Acquisitions I, II, III, IV, V, X, XI, XII, XIII, XIV, XVI, XVIII, XX, XXI and XXII. Prior to founding Accelerated Venture Partners, Internet Card Present Industries, Pinpointed Solutions and Ipaypod, Timothy was Chairman and Chief Executive Officer of Wherify Wireless, a private to public company from 1999 to 2007.

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

 ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in 2013 for our principal executive officers, each other executive officer serving as such whose annual compensation exceeded $100,000 at March 31, 2014.

None

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding from inception February 6, 2012 through March 31, 2014:

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

The percentages below are calculated based on 41,000,000 shares of our common stock issued and outstanding as of the date of this filing.

	Name and Address	Number of Shares	Beneficial Ownership	Percent of
Title of Class	of Beneficial Owner	Owned Beneficially	within 60 days	Class Owned

Common Stock:	Novus Aurum Trust	35,000,000		85.36%
	1840 Gateway Drive, Suite 200 Foster City CA, 94404 (3)

Common Stock:	Matthew Neher (4)	35,000,000		85.36%

Common Stock:	Matthew Neher, CEO (5)		765,625

Common Stock	Accelerated Venture Partners LLC	6,000,000		14.63%
	1840 Gateway Dr. Suite 200
	Foster City, CA 94404 (6)

Common Stock:	Timothy Neher (7)	6,000,000		14.63%

All executive officers and directors as a group		41,000,000	765,625	100%
_______________

(1) This table is based upon 41,000,000 shares issued and outstanding as March 31, 2014

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

(3) Shares are owned directly by Novus Aurum Trust. Matthew Neher, is Principal of Novus Aurum Trust and holds voting and dispositive power for these shares.

(4) Matthew Neher is Principal of Novus Aurum Trust and holds voting and dispositive power for these shares.

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

Director Independence

As of March 31, 2014, the Board consisted of Matthew Neher and Timothy Neher. The Board has determined that none of the members are independent director as defined by the rules of The Nasdaq Stock Market.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Peter Messineo, CPA our prior auditor, for professional services rendered for the audit of our annual financial statement and limited review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $2,000 for the period from July 6, 2011 to March 31.2013.  Anton & Chia LLP was elected as our auditor in December 2012 for our 2013 and 2014 Form 10k’s, estimated costs will be $300 for our year end.

Audit-Related Fees

There were no fees billed or to be filled by Messineo for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the period from July 6, 2011 to March 31.2014

Tax Fees

There were no fees billed or to be filled by Messineo for professional services for tax compliance, tax advice, and tax planning or the period from July 6, 2011 to March 31, 2014.
All Other Fees

There were no fees billed or to be billed by Messineo for other products and services for the period from July 6, 2011 to March 31, 2014.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

 ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules:

Financial statements as of March 31, 2014 and for the period then ended are included in Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

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

Greentech Mining International, Inc.

	By:	/ S / Matthew Neher
Dated: August 12, 2014		Matthew Neher Chief Executive Officer

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

Signature	Title	Date

/ S / Matthew Neher	Chief Executive Officer (Principal Executive Officer)	August 12, 2013
Matthew Neher

/ S / Matthew Neher	Chief Financial Officer (Principal Financial and Accounting Officer)	August 12, 2014
Matthew Neher