Form 10-Q
period 2014-06-30
GREENTECH MINING INTERNATIONAL, INC.
filed 2014-11-14
CIK 1542628

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 41,000,000 shares outstanding as of November 14, 2014.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENTECH MINING INTERNATIONAL, INC.
            CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2014	2014
	(Unaudited)	(audited)
ASSETS
Current assets:
Cash	$81	$-
Total current assets	81	-

Total assets	$81	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Due to shareholders	$106,218	$103,998
Accounts Payable	-	2,000
Bank Overdraft	-	14
Total Current liabilities	106,218	106,012

Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 41,000,000 and 41,000,000 shares issued and outstanding as of June 30, 2014 and March 31, 2014, respectively	4,100	4,100
Additional paid-in capital	1,500	1,500
Accumulated deficit	(111,737)	(111,612)

Total stockholders’ deficit	(106,137)	(106,012)

Total liabilities and stockholders’ deficit	$81	$-

The accompanying notes are an integral part of these condensed financial statements.

GREENTECH MINING INTERNATIONAL, INC.
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	June 30,
	2014	2013

Revenues	$-	$-

EXPENSES
Operating Expenses	-	-
General and administrative	125	4
Total operating expenses	125	4

NET LOSS	$(125)	$(4)

LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC AND DILUTED	41,000,000	41,000,000

The accompanying notes are an integral part of these condensed financial statements.

GREENTECH MINING INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013

OPERATING ACTIVITIES:
Net loss	$(125)	$(4)
Change in assets and liabilities:
Accounts payable	(2,000)
Net cash used in operating activities	(2,125)	(4)

FINANCING ACTIVITIES:
Due to shareholder	2,220	-
Bank overdraft	(14)
Net cash provided by financing activities	2,206	-
Net increase in cash	81	(4)

Cash at beginning of period	-	53

Cash at end of period	81	49

Supplemental disclosure of non-cash financing transactions:

Shares issuance for services	$-

Share issuance for interest expense	$-

The accompanying notes are an integral part of these condensed financial statements.

GREENTECH MINING INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY:

Greentech Mining International, Inc. (“the Company” “GMI” and “Greentech”) was incorporated in the state of Delaware on February 6, 2012 under the name Accelerated Acquisitions XVIII, Inc. The Company was formed as a “shell company” with no operations while it sought new business opportunities. The Company changed its name to Greentech Mining International, Inc. on June 25, 2012. On September 17, 2012, we entered into an Operating, Exploration and Option to Purchase Agreement with Greentech Mining, Inc. a Delaware Corporation and Greentech Mining Utah, LLC a Utah limited liability company, (“Owners”), both entities are under common control, pursuant to which the Company received exclusive rights that consists of all 671 acres of Section 36, Township 29 South, Range 11 East, Salt Lake Base and Meridian, in Wayne County, Utah upon which an operating gravimetric circuit (system to separate minerals by weight) has been built on the private property. In addition, the agreement includes four Bureau of Land Management (“BLM”) mining claim groups totaling 3,940 acres. On June 15, 2014, Greentech Mining International, Inc. terminated the Operating, Exploration and Option to Purchase Agreement entered into with Greentech Mining, Inc. and Greentech Mining Utah on September 17, 2012.  There was no disagreement between the parties and no legal action is pending between the parties.

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

 NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements the Company has an accumulated deficit of $106,012, due to shareholder of $106,218 and had $81 cash as of June 30, 2014. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, develop the products that it has licensed, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE - 3 SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying financial statements are prepared in accordance with generally accepted accounting principle in the United States of America.

GREENTECH MINING INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014
(Unaudited)

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

CASH AND CASH EQUIVALENTS - All cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits.  Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. The Company does not have cash equivalents as of June 30 30, 2014 and June 30, 2013.

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

GREENTECH MINING INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014
(Unaudited)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014.

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

In December 2014, the FASB issued ASU 2014-10, Development Stage Entities: Elimination of Certain Financial Reporting Requirements. This guidance eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. We have elected early adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014
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

The Company has reserved a total of 7,500,000 shares of common stock for issuance under its stock award plan, and issued 1,750,000 as of March 31, 2014 and per our Company’s Stock Plan the plan re-triggers to 25% of the total outstanding shares on January 1, 2013, therefore as of June 30, 2014, the Company has a reserve of 7,750,000 shares of common stock for issuance under its stock award plan.

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

As of June 30, 2014, there were 41,000,000 common shares issued and outstanding and 7,500,000 shares of common stock were reserved for issuance under the Company’s Stock Option Plan and 5,500,000 of these shares remained available for future issuance as of March 31, 2014. There were 59,000,000 shares of common stock available for future issuance.

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

GREENTECH MINING INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014
(Unaudited)

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

As of June 30, 2014, the Company had a net operating loss carry forward of approximately $111,737, which will begin to expire in the tax year 2034.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

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

GREENTECH MINING INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014
(Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

From time to time, the Company may be involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any matters that it believes are likely to have a material adverse effect on its financial position or results of operations

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Current Report on Form 10-Q are forward-looking statements that involve risks and uncertainties. The Company’s Annual Report on Form 10-K, filed with the SEC on August 12, 2014, and Form 8-K filed on September 19, 2012 provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those implied or projected in this Current Report on Form 10-Q. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Overview

We are a mining company that recently acquired options to explore and operate mining activities which include a processing plant, 3,940 acres of mining claims in Utah and 60 acres of patented mining claims in Arizona. On June 15, 2014, Greentech Mining International, Inc. terminated the Operating, Exploration and Option to Purchase Agreement entered into with Greentech Mining, Inc. and Greentech Mining Utah on September 17, 2012.  There was no disagreement between the parties and no legal action is pending between the parties. Before we entered into the mining option agreements we were a “blank check” company and had no operations. Shares of our common stock are not registered for resale, and accordingly there is no public trading market for our common stock. We have a very limited amount of cash and will have to raise significant funds in order to further develop our product candidates. All activities of the Company to date relate to its organization and acquiring rights to explore and produce precious metals. The Company does not have any known ore reserves according to the definition of ore reserves under Industry Guide 7 promulgated by the Securities and Exchange Commission (“SEC”). The Company did not recognize any assets or liabilities related to the Option Agreement signed on September 17, 2012. The Owner did not pass the ownership of the related assets until the first payment of one million dollar has been paid in the future and this has not occurred. Also, the carrying value of the Option Agreement is not an arm’s length transaction due to the fact both the Company and Owners are commonly controlled by Mr. Matthew Neher. Therefore, the carrying value of the Option Agreement cannot be determined until actual consideration has been paid.

Going Concern

Because we only had $81 cash at June 30, 2014, our most recent fiscal year-end, the report of our independent registered public accounting firm on our financial statements for the period ended March 31, 2014 contained an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. Our auditors’ opinion is based upon our operating losses and our need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, explore and produce precious metals, and ultimately generate revenues from the sale of these products. Although there are no formal dates or agreements with Company’s directors, they have agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited financial statements do not include any adjustments that might arise as a result of this uncertainty.

 Critical Accounting Policies and Use of Estimates

Our significant accounting policies are more fully disclosed in Note 1 to the financial statements we included in our Annual Report on Form 10-K for the period ended March 31, 2014, filed with the SEC on August 12, 2014. However, some of our accounting policies may be more particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. To date, due to our limited operations, we believe the only accounting policy which has required significant judgment or use of estimates, other than our assumption that we will continue as a going concern, is our estimated charge for stock-based compensation. Our accounting for stock-based compensation does not impact our current financial position, but does have a major impact on our statement of operations.

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

Results of Operations

During the three months ended June 30, 2014, which was the first quarter of our fiscal year ending March 31, 2015, we had no revenue and incurred general and administrative expenses of $125.

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

We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase significantly as compared to the period ended June 30, 2014. In addition, we expect to incur exploration and processing expenses as we seek to advance our operations.

Liquidity and Capital Resource

As of June 30, 2014, we had a cash balance of only $81 in cash and $0 in other assets due to shareholder is approximately $106,218 of which $81,223 is due to AVP and $24,995 due to Matthew Neher and Novus Aurum Trust related parties. We had a stockholders’ deficit of approximately $106,012 and no means to pay the liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of the Company until the financing is completed.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the three months ended June 30, 2014

Operating activities	$(2,125)
Investing activities	-
Financing activities	$2,206

Net effect on cash	$81

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

Based on this evaluation, our chief executive officer (our principal executive officer principal financial officer and principle accounting officer) concluded that as of June 30, 2014 our disclosure controls and procedures were effective. Our procedures were designed to ensure that the information relating to our company required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer, as appropriate to allow for timely decisions regarding required disclosure. Management is currently evaluating the current disclosure controls and procedures in place to see where improvements can be made.

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

ITEM 1A. RISK FACTORS.

There are no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, as filed with the U.S. Securities and Exchange Commission on August 12, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

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

Dated: November 14, 2014
GREENTECH MINING INTERNATIONAL, INC.

	By:	/s/ Matthew J. Neher
Matthew J. Neher
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

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