Form 10-Q
period 2014-09-30
GREENTECH MINING INTERNATIONAL, INC.
filed 2014-11-14
CIK 1542628

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

For the quarterly period ended September 30, 2014

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENTECH MINING INTERNATIONAL, INC.
          CONDENSED  BALANCE SHEETS

	Septemebr 30,	March 31,
	2014	2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$2	$-
Total current assets	-	-

Total assets	$2	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Due to shareholders	$106,288	$103,998
Accounts Payable	-	2,000
Bank Overdraft	-	14
Total Current liabilities	106,288	106,012

Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 41,000,000 and 41,000,000 shares issued and outstanding as of September 30, 2014 and March 31, 2014, respectively	4,100	4,100
Additional paid-in capital	1,500	1,500
Accumulated deficit	(111,886)	(111,612)

Total stockholders’ deficit	(106,286)	(106,012)

Total liabilities and stockholders’ deficit	$2	$-

The accompanying notes are an integral part of these condensed financial statements.

GREENTECH MINING INTERNATIONAL, INC.
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	Three Month Periods Ended		Six Months Period Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$-	$-	$-	$-

EXPENSES
Operating Expenses
General and administrative	$149	$16	274	20
Total operating expenses	149	16	274	20

NET LOSS	$(149)	$(16)	(274)	(20)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	41,000,000	41,000,000	41,000,000	41,000,000

The accompanying notes are an integral part of these condensed financial statements.

GREENTECH MINING INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30, 2014	Six months ended September 30, 2013

OPERATING ACTIVITIES:
Net loss	$(274)	$(20)
Change in assets and liabilities:
Accounts payable	(2,014)
Net cash used in operating activities	(2,288)	(20)

FINANCING ACTIVITIES:
Due to shareholder	2,290	-
Bank overdraft	(0)	-
Net cash provided by financing activities	2,290	-
Net increase in cash	2	(20)

Cash at beginning of period	-	53

Cash at end of period	$4	$33

The accompanying notes are an integral part of these condensed financial statements.

GREENTECH MINING INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
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

 NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements the Company has an accumulated deficit of $111,886, due to shareholder of $106,288 and had $2 cash as of September 30, 2014. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, develop the products that it has licensed, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE - 3 SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying financial statements are prepared in accordance with generally accepted accounting principle in the United States of America.

GREENTECH MINING INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
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

CASH AND CASH EQUIVALENTS - All cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits.  Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. The Company does not have cash equivalents as of September 30, 2014 and September 30, 2013.

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
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014.

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
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of options granted from February 6, 2012 (inception) through September 30, 2014 was $0.

The Company has reserved a total of 7,500,000 shares of common stock for issuance under its stock award plan, and issued 1,750,000 as of March 31, 2014 and per our Company’s Stock Plan the plan re-triggers to 25% of the total outstanding shares on January 1, 2014, therefore as of September 30, 2014, the Company has a reserve of 7,750,000 shares of common stock for issuance under its stock award plan.

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

As of September 30, 2014, there were 41,000,000 common shares issued and outstanding and 7,500,000 shares of common stock were reserved for issuance under the Company’s Stock Option Plan and 5,500,000 of these shares remained available for future issuance as of September 30, 2014. There were 59,000,000 shares of common stock available for future issuance.

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
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
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

As of September 30, 2014, the Company had a net operating loss carry forward of approximately $111,886, which will begin to expire in the tax year 2034.

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

The Managing Partner of AVP is Timothy Neher, a director of the Company and the only officer of the Company prior to June 26, 2012.  For the year ended September 30, 2014, the Company paid $ 200 cash to AVP and accrued $79,298 for expenses due to AVP. See Note 5 for a description of the stock transactions involving AVP. See Note 9 for a description of commitments to AVP.

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
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
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

Going Concern

Because we only had $2 cash at March 31, 2014, our most recent fiscal year-end, the report of our independent registered public accounting firm on our financial statements for the period ended March 31, 2014 contained an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. Our auditors’ opinion is based upon our operating losses and our need to obtain additional financing to sustain operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, explore and produce precious metals, and ultimately generate revenues from the sale of these products. Although there are no formal dates or agreements with Company’s directors, they have agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

Results of Operations

During the six months ended September 30, 2014, which was the second quarter of our fiscal year ending March 31, 2015, we had no revenue and incurred general and administrative expenses of $274.

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

We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase significantly as compared to the period ended September 30, 2014. In addition, we expect to incur exploration and processing expenses as we seek to advance our operations.

Liquidity and Capital Resource

As of September 30, 2014, we had a cash balance of only $2 in cash and $0 in other assets due to shareholder is approximately $106,288 of which $81,223 is due to AVP and $25,025 due to Matthew Neher and Novus Aurum Trust related parties. We had a stockholders’ deficit of approximately $106,288 and no means to pay the liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of the Company until the financing is completed.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the three months ended September 30, 2014

Operating activities	$(2,274)
Investing activities	-
Financing activities	$2,276

Net effect on cash	$2

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

Based on this evaluation, our chief executive officer (our principal executive officer principal financial officer and principle accounting officer) concluded that as of September 30, 2014 our disclosure controls and procedures were effective. Our procedures were designed to ensure that the information relating to our company required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer, as appropriate to allow for timely decisions regarding required disclosure. Management is currently evaluating the current disclosure controls and procedures in place to see where improvements can be made.

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