Form 10-Q
period 2014-12-31
GREENTECH MINING INTERNATIONAL, INC.
filed 2015-02-23
CIK 1542628

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

For the quarterly period ended December 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 41,000,000 shares outstanding as of February 23, 2015.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENTECH MINING INTERNATIONAL, INC.
            CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2014	2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Due to shareholders	$106,328	$103,998
Accounts Payable	-	2,000
Bank Overdraft	3	14
Total Current liabilities	106,331	106,012

Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 41,000,000 and 41,000,000 shares issued and outstanding as of December 31, 2014 and March 31, 2014, respectively	4,100	4,100
Additional paid-in capital	1,500	1,500
Accumulated deficit	(111,931)	(111,612)

Total stockholders’ deficit	(106,331)	(106,012)

Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

GREENTECH MINING INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month Periods Ended		Nine Months Period Ended
	December 31,		December 31,
	2014	2013	2014	2013

Revenues	$-	$-	$-	$-

EXPENSES
Operating Expenses
General and administrative	$45	$120	319	140
Total operating expenses	45	120	319	140

NET LOSS	$(45)	$(120)	(319)	(140)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	41,000,000	41,000,000	41,000,000	41,000,000

The accompanying notes are an integral part of these condensed financial statements.

GREENTECH MINING INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended December 31, 2014	Nine Months ended December 31, 2013

OPERATING ACTIVITIES:
Net loss	$(319)	$(140)
Change in assets and liabilities:
Accounts payable	(2,014)
Net cash used in operating activities	(2,333)	(140)

FINANCING ACTIVITIES:
Due to shareholder	2,328	200
Bank overdraft	(3)	-
Net cash provided by financing activities	2,328	-
Net decrease in cash	2	60

Cash at beginning of period	-	53

Cash at end of period	$-	$113

The accompanying notes are an integral part of these condensed financial statements.

GREENTECH MINING INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014
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

GREENTECH MINING INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014
(Unaudited)

 NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements the Company has an accumulated deficit of $111,928, due to shareholder of $106,328 and had $0 cash as of December 31, 2014. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, develop the products that it has licensed, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

CASH AND CASH EQUIVALENTS - All cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits.  Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. The Company does not have cash equivalents as of December 31, 2014 and December 31, 2013.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014
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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014.

 GREENTECH MINING INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014
(Unaudited)

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
DECEMBER 31, 2014
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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of options granted from February 6, 2012 (inception) through December 31, 2014 was $0.

The Company has reserved a total of 7,500,000 shares of common stock for issuance under its stock award plan, and issued 1,750,000 as of March 31, 2014 and per our Company’s Stock Plan the plan re-triggers to 25% of the total outstanding shares on January 1, 2014, therefore as of December 31, 2014, the Company has a reserve of 7,750,000 shares of common stock for issuance under its stock award plan.

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

 GREENTECH MINING INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014
(Unaudited)

As of December 31, 2014, there were 41,000,000 common shares issued and outstanding and 7,500,000 shares of common stock were reserved for issuance under the Company’s Stock Option Plan and 5,500,000 of these shares remained available for future issuance as of December 31, 2014. There were 59,000,000 shares of common stock available for future issuance.

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

As of December 31, 2014, the Company had a net operating loss carry forward of approximately $111,886, which will begin to expire in the tax year 2034.

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

The Managing Partner of AVP is Timothy Neher, a director of the Company and the only officer of the Company prior to June 26, 2012.  For the year ended December 31, 2014, the Company paid $ 200 cash to AVP and accrued $79,298 for expenses due to AVP. See Note 5 for a description of the stock transactions involving AVP. See Note 9 for a description of commitments to AVP.

 GREENTECH MINING INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014
(Unaudited)

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

Results of Operations

During the nine months ended December 31, 2014, which was the third quarter of our fiscal year ending March 31, 2015, we had no revenue and incurred general and administrative expenses of $319.

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

We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase significantly as compared to the period ended December 31, 2014. In addition, we expect to incur exploration and processing expenses as we seek to advance our operations.

Liquidity and Capital Resource

As of December 31, 2014, we had a cash balance of only $2 in cash and $0 in other assets due to shareholder is approximately $106,328 of which $81,223 is due to AVP and $25,065 due to Matthew Neher and Novus Aurum Trust related parties. We had a stockholders’ deficit of approximately $106,328 and no means to pay the liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of the Company until the financing is completed.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the nine months ended December 31, 2014:

Operating activities	$(2,333)
Investing activities	-
Financing activities	$2,228

Net effect on cash	$5

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

Based on this evaluation, our chief executive officer (our principal executive officer principal financial officer and principle accounting officer) concluded that as of December 31, 2014 our disclosure controls and procedures were effective. Our procedures were designed to ensure that the information relating to our company required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer, as appropriate to allow for timely decisions regarding required disclosure. Management is currently evaluating the current disclosure controls and procedures in place to see where improvements can be made.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014.

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

Dated: February 23, 2015
GREENTECH MINING INTERNATIONAL, INC.

	By:	/s/ Matthew J. Neher
Matthew J. Neher
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014.

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